Form 10-K
period 2017-04-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2017-05-19
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 2, 2017
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
Securities registered pursuant to Section 12(g) of the Act:  None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and emerging growth company in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated Filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐
			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2,291 million, computed by reference to the last sales price of $23.1 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, October 2, 2016. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of May 15, 2017 was approximately 132,990,950.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
ITEM 1. BUSINESS
We develop system-level solutions that optimize our customers’ applications in key markets. IDT’s market-leading products in radio frequency (RF), timing, real-time interconnect, wireless power transfer, serial switching, interfaces, automotive application-specific integrated circuits (ASICs), sensor signal conditioner integrated circuits (ICs) and environmental sensors are among our broad array of complete mixed-signal solutions for the communications, computing, consumer, automotive, industrial and internet-of-things segments. These products are used for development in areas such as 4G infrastructure, network communications, cloud datacenters, autonomous driving, connected homes, smart appliances and power management for computing and mobile devices.
Our top talent and technology, paired with an innovative product-development philosophy, allows us to solve complex customer problems when designing communications, computing, consumer, automotive, industrial and internet-of-things applications.
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

Products and Markets
We design, develop, manufacture and market a broad range of semiconductor solutions for the advanced communications, computing, consumer, automotive, industrial and internet-of-things end-markets.
We measure our business based on two reportable segments: the Communications segment and the Computing, Consumer and Industrial segment. In fiscal 2017, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 36% and 64%, respectively, of our revenues from continuing operations of $728.2 million. In fiscal 2016, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 43% and 57%, respectively, of our revenues from continuing operations of $697.4 million. In fiscal 2015, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 55% and 45%, respectively, of our revenues from continuing operations of $572.9 million. For further information, see “Note 20 - Segment Information” in Part II, Item 8 of this Form 10-K.
Communications Segment
Communications segment includes clock and timing solutions, flow-control management devices such as Serial RapidIO® switching solutions, multi-port products, telecommunications products, high-speed static random access memory, first in and first out, digital logic, RF, and frequency control solutions.

Communications Timing Products: We are the leading provider of silicon timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve performance-oriented applications. Created for networking, wireless infrastructure, wireline communications, advanced computing, and enterprise storage applications, our communications clocks include high-performance and high-reliability frequency generation and clock distribution products enabling advanced clock-tree development, clock synthesizers optimized for the latest processors and systems on a chip (SOCs), ultra-low jitter clock sources, jitter attenuation and frequency translation phase-locked loops (PLLs), RF timing products, and solutions for Synchronous Ethernet and IEEE1588.

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

RF Products: We offer high-performance and full-featured RF signal path products to complement our clocks and timing, RapidIO, and other industry-leading devices from our rich communications portfolio.  Our comprehensive portfolio of performance-leading products includes RF to intermediate frequency (IF) mixers, IF variable gain amplifiers (VGA), digital step attenuators (DSA), digital pre-distortion (DPD) demodulators, IF modulators, and RF switches.
Computing, Consumer and Industrial Segment
The Computing, Consumer and Industrial Segment includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, and sensing products for mobile, automotive and industrial solutions.
The Company completed the acquisition of Zentrum Mikroelektronik Dresden AG (ZMDI) in December 2015. During fiscal 2016, the Company renamed its Computing and Consumer reportable segment to Computing, Consumer and Industrial in order to reflect the operations of ZMDI, which are primarily included into the Computing, Consumer and Industrial reportable segment.
Consumer and Computing Timing Products: Our timing products consist of custom and off-the-shelf solutions optimized for digital consumer and computing applications. Consumer timing products include programmable timing devices that address in-system programming and test and I/O translation. By directly enhancing design flexibility, portability and reliability, these products also reduce inventory and test costs. Our other consumer clocks include fanout and zero-delay buffers and spread-spectrum clock generators.
We offer the industry’s largest portfolio of computing timing products for all generations of motherboards. Our computing timing solutions offer a unique combination of features and high performance, enabling leading-edge technologies, such as PCI Express, as well as registered and load-reduced dual in-line memory modules (RDIMMs and LRDIMMs). In addition, we offer synthesizer products and provide customized clock solutions, offering optimized feature sets to meet the needs of specific motherboards.

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

We are a leader in wireless power transmitter and receiver solutions for battery charging applications, with proven expertise in developing solutions for both magnetic induction and magnetic resonance technologies. Addressing all major standards and technologies, our highly integrated and innovative transmitter ICs are designed for use in wireless charging stations in homes, offices, libraries, stores, public waiting areas, airports and airplane seats. Our receiver ICs are targeted for use in portable devices and accessories. We participate in all major industry associations and ecosystems, including the WPC and AirFuel Alliance.

Signal Integrity Products: Computing and storage applications face increasing signal integrity challenges as data rates continuously rise. The high-speed I/O used in today’s systems make cost-effective and reliable PCB design complicated. Our signal integrity products condition signals and help alleviate constraints in computing, storage and communications applications.

Sensing Products: IDT has long developed and sold temperature sensors among its memory interface products, but with the acquisition of ZMDI, our sensing portfolio is growing dramatically. IDT now offers a wide array of sensors and sensor conditioning products that have a proven record of capability in applications in automotive, industrial, consumer and internet-of-things end products. These sensing products, when aligned with IDT’s other world-class solutions enable IDT to offer a larger platform solution to their customers especially in the automotive and consumer vertical end-market.
Sales Channels
We sell our semiconductor products through three channels: direct sales to OEMs and EMS providers, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms. During fiscal 2017, direct sales accounted for approximately 45% of our total worldwide revenues.
Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products. We retain ownership of the product at consignment locations until the product is pulled by the customer. Consignment sales are managed by our internal sales team and accounted for approximately 9% of our total worldwide revenues in fiscal 2017.
The majority of our sales are through distributors. In general, distributors who serve our customers worldwide and distributors who serve our customers in the U.S., Europe and Asia Pacific region, have rights to price protection, stock rotations and other credits/allowances. For certain distributors, due to the uncertainty of the amount of the credits related to these programs, revenue is not recognized until the product has been sold by the distributor to an end customer. For those distributors where we can reliably estimate credits related to these programs, revenue is recognized upon shipment to these distributors. Revenue recognized on sales through distributors represented approximately 46% of our total worldwide revenues in fiscal 2017.
Sales through two distributors in each of fiscal 2017, 2016 and 2015 accounted for 10% or more of our total revenues in each period. Sales through a distributor, Avnet and its affiliates, represented approximately 10%, 15% and 14% of our total revenues in fiscal 2017, 2016 and 2015, respectively. Sales through another distributor, Uniquest, represented approximately 11%, 16% and 16% of our total revenues in each of the fiscal 2017, 2016 and 2015, respectively. SK Hynix and its affiliates, which is a direct OEM customer, accounted for 12% of our revenues in fiscal 2016. No other distributor or single direct or consignment customer represented 10% or more of our total revenues in fiscal 2017, 2016 and 2015.

Customers
We market our products on a worldwide basis, primarily to OEMs who, in turn, incorporate our products into the customers’ products marketed under their brands. We work closely with our OEM customers to design and integrate current and next generation products to meet the requirements of end users.  Many of our end customer OEMs have outsourced their manufacturing to a concentrated group of global EMSs and original design manufacturers (ODMs), who then buy product directly from us or through our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in design win, product qualification and product purchasing decisions, especially for commodity products. SK Hynix and its affiliates accounted for 12% of our revenues in fiscal 2016. No other direct OEM customer accounted for 10% or more of our total revenues in fiscal 2017 and 2015.
Manufacturing
We currently use third-party foundries that are primarily located in the Asia-Pacific (APAC) region and Germany who provide wafer fabrication requirements for our products. We assemble or package products at several different subcontractors in the APAC region. Utilizing several different subcontractors located in different countries enables us to negotiate lower prices and limits the risk associated with production concentration in one country or company. The criteria used to select assembly subcontractors include, but are not limited to, cost, quality, delivery, automotive certification and subcontractor financial stability. We perform the vast majority of our test operations at our test facilities located in Malaysia and Germany. A relatively small amount of test operations are also performed at third-party subcontractors in the APAC region.
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
Research and Development
Our research and development efforts emphasize the development and design of proprietary, differentiated, high-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Irvine, San Jose and San Diego, California; Tempe, Arizona; Duluth, Georgia; Westford, Massachusetts; Smithfield, Rhode Island; Ottawa, Canada; Shanghai, China; Dresden, Munich and Stuttgart, Germany; and Varna and Sofia Bulgaria. Research and development expenses, as a percentage of revenues, were approximately 23%, 21% and 22% in fiscal 2017, 2016 and 2015, respectively.
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

We compete with product offerings from numerous companies, including Analog Devices, Inc.; Broadcom Limited; Cypress Semiconductor Corporation; Inphi Corporation; Maxim Integrated Products, Inc.; Montage Technology; On Semiconductor Corporation; Silicon Laboratories Inc.; Skyworks Solutions Inc.; Texas Instruments Inc; Elmos; AustrianMicrosystem AG (AMS); ST Microsystems; Melexis Semiconductors; and NXP Semiconductors.
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
In recent years, there has been a growing trend of companies resorting to litigation to protect their semiconductor technology from unauthorized use by others. We have been involved in patent litigation, which has impacted or could impact our operating results. Although we have obtained patent licenses from certain semiconductor manufacturers, we do not have licenses from a number of semiconductor manufacturers with broad patent portfolios.  While we are not knowingly infringing on any of their patents, these semiconductor manufacturers may resort to litigation or other means in an effort to allege infringement and force us to obtain licenses to their patents. Our success will depend in part on our ability to obtain necessary intellectual property rights and protect our intellectual property rights. While we have filed patent applications, we cannot be certain that these applications will issue into patents or that we will be able to obtain the patent coverage and other intellectual property rights necessary to protect our technology.  Further, we cannot be certain that once granted, the intellectual property rights covered by such patents will not be challenged by other parties.
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
Employees
As of April 2, 2017, we had approximately 1,623 employees worldwide, with approximately 602 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues. As of April 2, 2017, we have seven employees in France who are covered by a national trade union collective bargaining agreement, and 183 employees in Germany are currently represented by a works council.
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
Our acquisition of ZMDI and GigPeak and the integration of those businesses, operations and employees with our own will involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
On December 7, 2015, we completed the purchase of all of the outstanding non-par-value shares of Zentrum Mikroelektronik Dresden AG (ZMDI). On April 4, 2017, subsequent to the end of our fiscal year 2017, we completed the purchase of all of the outstanding common stock of GigPeak, Inc. (GigPeak). Any failure to successfully integrate the business, operations and employees of ZMDI and GigPeak could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the companies and their personnel. Implementation and integration of the ZMDI and GigPeak businesses will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating ZMDI and GigPeak will include:

•	preserving customer, supplier and other important relationships;

•	coordinating and integrating operations;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	combining and integrating information technology systems; and

•	integrating employees and related human resources systems and benefits, maintaining employee morale and retaining key employees.
The benefits we expect to realize from the acquisition of ZMDI and GigPeak are, necessarily, based on projections and assumptions about the combined businesses of the Company, ZMDI and GigPeak and assume, among other things, the successful integration of ZMDI and GigPeak into our business and operations. We may not successfully integrate ZMDI and GigPeak and our operations in a timely manner, or at all. If we do not realize the anticipated benefits of this transaction, our growth strategy and future profitability could be affected. In addition, the acquisition significantly increased the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations.
We have a substantial amount of indebtedness which could adversely affect our financial position and prevent us from implementing our strategy or fulfilling our contractual obligations.
On April 4, 2017, subsequent to the end of our fiscal year 2017, we borrowed $200 million in a term loan facility (Initial Term B Loan) with an original maturity date of April 4, 2024. In November 2015, we issued $373.8 million of 0.875% Convertible Senior Notes due 2022 (Convertible Notes). Our substantial indebtedness may:

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

Our Credit Agreement related to the Initial Term B Loan contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
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
Acquisitions and divestitures are commonplace in the semiconductor industry and we have acquired and divested, and may continue to acquire or divest, businesses and technologies. Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges. Acquisitions or divestitures could divert our management's attention and other resources from other business concerns. Integrating newly acquired businesses or technologies, or in the case of a divestiture, separating businesses or technologies, could put a strain on our resources, could be costly and time consuming, and might not be successful. In addition, we might lose key employees while integrating new organizations or might incur increased expenses, including but not limited to legal, administrative and compensation expenses, related to newly hired or terminated employees. Acquisitions and divestitures could also result in customer dissatisfaction, performance problems with an acquired company or technology, dilutive or potentially dilutive issuances of equity securities, the incurrence of debt, the assumption or incurrence of contingent liabilities, or other unanticipated events or circumstances, any of which could harm our business. Consequently, we might not be successful in acquiring or integrating any new businesses, products, or technologies, and might not achieve anticipated revenues and cost benefits. In addition, we might be unsuccessful in finding or completing acquisition or divestiture opportunities on acceptable terms in a timely manner. For all these reasons, our pursuit of an acquisition, investment, divestiture, merger or joint venture could cause our actual results to differ materially from those anticipated.
Demand for our products depends primarily on demand in the communications, enterprise computing, personal computer (PC), consumer, automotive, and industrial markets which can be significantly affected by concerns over macroeconomic issues.
Our product portfolio consists predominantly of semiconductor solutions for the communications, computing, consumer, automotive and industrial markets. Our strategy and resources are directed at the development, production and marketing of products for these markets. The markets for our products will depend on continued and growing demand for communications equipment, servers, PCs and consumer electronics, and automotive and industrial solutions. These end-user markets may experience changes in demand that could adversely affect our business and could be greater in periods of economic uncertainty and contraction. To the extent demand or markets for our products do not grow, our business could be adversely affected.
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

We face competitive pressures and unique requirements from our automotive business customers.
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
We were granted a tax incentive in Malaysia during fiscal 2009. The tax incentive was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center. In the fourth quarter of fiscal 2011, the Company agreed with the Malaysia Industrial Development Board (MIDA) to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax incentive or other exemptions, when they expire, or to meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
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
We have been, and continue to be, involved in various legal proceedings from time to time, such as those described below in Part I, Item 3 "Legal Proceedings." We may face legal claims or regulatory matters involving stockholder, consumer, competition and other issues on a global basis. The costs associated with legal proceedings are typically high, relatively unpredictable, and are not completely within our control. The costs may be materially more than expected, which could adversely affect our operating results. Moreover, we may become involved in unexpected litigation with additional litigants at any time, which would increase our aggregate litigation costs, and could adversely affect our operating results. We are not able to predict the outcome of any legal action, and an adverse decision in any legal action could significantly harm our business and financial performance.
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
The methods, estimates, and judgments we use in applying our accounting policies have a significant impact on our results of operations. Such methods, estimates, and judgments are, by their nature, subject to substantial risks, uncertainties and assumptions, and factors may arise over time that lead us to change our methods, estimates, and judgments. Changes in those methods, estimates, and judgments could significantly affect our results of operations. In particular, the calculation of stock-based compensation expense under the authoritative guidance requires us to use valuation methodologies that were not developed for use in valuing employee stock options and make a number of assumptions, estimates, and conclusions regarding matters such as expected forfeitures, expected volatility of our share price and the exercise behavior of our employees. Changes in these variables could affect our stock-based compensation expense and have a significant and potentially adverse effect on our gross margins, research and development expense and selling, general and administrative expense. For more information, see "Critical Accounting Policies and Estimates" in Part II, Item 7 and "Note 1. Summary of Significant Accounting Policies" in Part II, Item 8 of this Form 10-K.
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Hong Kong	36%	44%	46%
Rest of Asia Pacific	31%	25%	24%
Americas	10%	11%	7%
Korea	11%	11%	12%
Europe	12%	9%	11%
Total	100%	100%	100%

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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of April 2, 2017, we had cash, cash equivalents and investments of approximately $214.4 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $306.9 million of goodwill and $108.8 million of intangible assets on our consolidated balance sheet as of April 2, 2017. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2018, which could result in material charges that could impact our operating results and financial position.
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

In October 2015, the European Court of Justice invalidated the year 2000 “Safe Harbor” agreement between the European Union and the United States. Before this ruling, companies that complied with the Safe Harbor agreement were deemed to provide an adequate level of protection for European Union citizens’ personally identifiable information that was transferred to, and used in, the United States in the ordinary course of business. Since 2000, we have relied on the Safe Harbor agreement to ensure compliance with data privacy laws in Europe. In light of the October 2015 ruling invalidating the Safe Harbor agreement, we may incur fines, penalties, legal liability and/or additional material costs as we move forward to put in place policies, procedures and practices that ensure compliance with existing and evolving data privacy laws and requirements of the European Union and its member states.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
We own and operate test facilities in Malaysia (approximately 145,000 square feet), and Germany (approximately 19,200 square feet). Our test facilities in Malaysia and Germany are subject to ground lease.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2017
First Quarter	$23.99	$18.49
Second Quarter	$23.20	$18.49
Third Quarter	$25.87	$19.38
Fourth Quarter	$26.66	$23.10
Fiscal 2016
First Quarter	$24.53	$18.02
Second Quarter	$22.20	$14.50
Third Quarter	$29.04	$18.85
Fourth Quarter	$26.26	$16.22
Stockholders
As of May 15, 2017, there were approximately 586 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of our common stock for the three months ended April 2, 2017:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 2, 2017 - January 29, 2017	237,100	$24.58	237,100	$106,336,540
January 30, 2017 - February 26, 2017	245,000	$25.09	245,000	$100,185,198
February 27, 2017 - April 2, 2017	334,100	$24.07	334,100	$92,139,208
Total	816,200	$24.52	816,200

In April 2015, our Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, our Board of Directors approved an increase in the share repurchase authorization by another $300 million. In November 2015, we entered into separate accelerated share repurchase agreements (ASR Agreements) with JPMorgan Chase Bank and Bank of America to repurchase a total of $225 million of our common stock, which were completed during fiscal 2016.
As of April 2, 2017, approximately $92.1 million was available for future purchases under the share repurchase program. In fiscal 2017, we repurchased 4.3 million shares of our common stock for $93.5 million. In fiscal 2016, we repurchased 17.9 million shares of our common stock for $422.3 million, and approximately $225 million under the ASR Agreements. In fiscal 2015, we repurchased 5.3 million shares of our common stock for $79.2 million.
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
The performance of our stock price shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	2012	2013	2014	2015	2016	2017
Integrated Device Technology, Inc.	$100.00	$104.48	$166.99	$276.78	$290.21	$331.05
S&P Semiconductor Index	$100.00	$111.41	$132.93	$146.33	$147.17	$167.75
S&P 500 Index	$100.00	$111.26	$132.81	$146.11	$146.95	$167.42

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.
Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	April 2, 2017	April 3, 2016 (1)(2)	March 29, 2015	March 30, 2014 (3)	March 31, 2013 (4)
Revenues (5)	$728,243	$697,376	$572,905	$484,779	$484,452
Net income from continuing operations (5)	$109,184	$195,299	$114,581	$111,313	$2,711
Basic net income per share – continuing operations (5)	$0.82	$1.37	$0.77	$0.74	$0.02
Diluted net income per share – continuing operations (5)	$0.79	$1.32	$0.74	$0.73	$0.02
Net cash provided by operating activities	$168,974	$192,602	$171,772	$75,629	$44,074
Balance Sheet Data

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015	March 30, 2014	March 31, 2013
Cash, cash equivalents and investments	$406,046	$354,464	$555,060	$453,815	$297,170
Working capital	$469,866	$390,994	$573,797	$508,713	$365,980
Total assets	$1,183,634	$1,099,189	$913,659	$830,960	$728,579
Convertible notes (2)	$285,541	$272,221	$—	$—	$—
Other long-term obligations	$18,894	$21,264	$17,605	$18,683	$22,022

(1)
In fiscal 2016, we completed the acquisition of the ZMDI business. The results of operations have been included for the period from December 7, 2015 (the Acquisition Date) to April 3, 2016. In the fourth quarter of fiscal 2016, we recorded a tax benefit of $61.7 million from the release of a valuation allowance. Based on significant positive evidence which overcame prior negative evidence, we concluded that it was appropriate to release the valuation allowance against the deferred tax assets, with the exception of deferred tax assets related to certain foreign and state jurisdictions.

(2)
In fiscal 2016, we completed the private offering and sale of $373.8 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2022. Balance as of the end of fiscal year 2017 and 2016 represents the liability component, net of unamortized debt discount and issuance cost.

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

(5)
In fiscal 2014, we initiated a project to divest our High-Speed Data Converter ("HSC") Business. The results of operations for the discontinued business have been segregated and excluded from the continuing operations presented.

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
Revenue Recognition. Our revenue results from semiconductor products sold through three channels: direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMSs), consignment sales to OEMs and EMSs, and sales through distributors. We recognize revenue when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the price is fixed or determinable, and our ability to collect is reasonably assured.
Distributors have rights to price protection, ship from stock pricing credits and stock rotation. When we are unable to estimate these credits, we defer revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. We have certain distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. The determination of the amount of reserves to be recorded requires that we make estimates. We utilize historical experience and market trends to estimate the reserves. Historically, differences between actual and estimated credits have not been material.

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
We maintained a full valuation allowance against our deferred tax assets through the third quarter of fiscal 2016 as there was insufficient positive evidence to overcome the significant negative evidence to conclude that it was more likely than not that the deferred tax assets would be realized. In the fourth quarter of fiscal 2016, we generated a substantial amount of U.S. profit, utilizing our remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016, we validated our mid-term business plan. We also considered forecasts of future taxable income and evaluated the utilization of our remaining tax credit carryforwards prior to their date of expiration. All of these were significant positive factors that overcame prior negative evidence and we concluded that it was appropriate to release the valuation allowance against our deferred tax assets, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of April 2, 2017, we continue to maintain a valuation allowance against our net deferred tax assets in certain state and foreign jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
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
We review goodwill for impairment annually and whenever events or changes in circumstances indicate the carrying value of goodwill may not be recoverable. Determining the fair value of a reporting unit is judgmental in nature and involves the use of significant estimates and assumptions. These estimates and assumptions include revenue growth rates and operating margins used to calculate projected future cash flows, risk-adjusted discount rates, future economic and market conditions and determination of appropriate market comparables. We utilize a discounted cash flow analysis to estimate the fair value of our reporting units. Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. For the annual impairment testing in fiscal 2017, there was no evidence of any impairment.
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
Recent Developments
Divestiture of Fox's Organic Business
On October 3, 2016, we completed the sale of our wholly-owned subsidiary’s, Fox Enterprises, Inc.’s (Fox) organic business for approximately $1.2 million and recorded a loss on divestiture (included in interest income and other, net in the Consolidated Statement of Operations) of approximately $0.7 million in fiscal 2017. See “Note 5 - Other Divestitures (not accounted for as discontinued operations)” in Part II, Item 8 of this Annual Report on Form 10-K.
Acquisition of Synkera Technologies, Inc.
On July 22, 2016, we purchased substantially all of the assets and liabilities of Synkera Technologies, Inc. (Synkera), a company engaged in developing and marketing metal oxide gas sensor technology, for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The contingent cash consideration will be paid based upon the achievement of certain milestones to be completed within 3.5 years from the date of acquisition.
Acquisition of Zentrum Mikroelektonik Dresden AG
On December 7, 2015, we completed the acquisition of all of the outstanding no-par-value shares of Zentrum Mikroelektronik Dresden AG (ZMDI), a privately-held company mainly operating in Germany, in an all-cash transaction for approximately $307.0 million. ZMDI is a global supplier of sensing and digital power semiconductor solutions for automotive, industrial, mobile sensing and other consumer applications. The acquisition provides the Company a significant new growth opportunity in the automotive and industrial business. As a result of this acquisition, we recorded amortizable intangible assets of $126.2 million and goodwill of $170.1 million in fiscal 2016. In addition, we recorded approximately $2.5 million of acquisition related costs in fiscal 2016, which were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. Refer to “Note 3 - Business Combinations” in Part II, Item 8 of this Annual Report on Form 10-K.
Convertible Notes Offering
On November 3, 2015, we issued $373.8 million aggregate principal amount of 0.875% Convertible Senior Notes due 2022 (the Convertible Notes). The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers' discounts and commissions and the offering expenses. The net proceeds were primarily used in the purchase of note hedges and repurchases of our common stock. We used the remainder of the net proceeds for working capital and general corporate purposes. Refer to “Note 18 - Convertible Senior Notes, Warrants and Hedges” in Part II, Item 8 of this Annual Report on Form 10-K.

Convertible Note Hedge and Warrant Transactions
In connection with the convertible notes offering, we also entered into two other separate transactions which involved purchase of a note hedge for $94.2 million and issuance of warrants for $56.8 million. We used $37.4 million of the net proceeds from the convertible notes offering to pay for the cost of the note hedge, after such cost was partially offset by the proceeds we received from the issuance of warrants. Refer to “Note 18 - Convertible Senior Notes, Warrants and Hedges” in Part II, Item 8 of this Annual Report on Form 10-K.
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
Discontinued Operations
High-Speed Converter (“HSC”) Business
On April 27, 2015, we completed the sale of the remaining HSC business to eSilicon Corporation (“eSilicon”) for $1.5 million which was recorded as other receivable. During fiscal 2017, we collected the receivable of $1.5 million and recognized a gain from discontinued operations of $1.4 million . In connection with the sale, we entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby we provided an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products.
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the consolidated financial statements as discontinued operations.

Subsequent Events

On April 4, 2017, we completed the purchase of all of the outstanding common stock, par value of $0.001 per share, of GigPeak, Inc. (GigPeak), in an all-cash transaction for approximately $250 million. GigPeak was a publicly listed company headquartered in San Jose, California that was a global supplier of semiconductor ICs and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. At the time of the issuance of our consolidated financial statements as of and for the fiscal year ended April 2, 2017, the initial accounting for the acquisition of GigPeak, including the purchase price allocation, was yet to be completed.

We funded the acquisition from our available cash on hand and net proceeds from borrowings under our credit facility entered into on April 4, 2017 with JPMorgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the “Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (Initial Term B Loan). In addition, we may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $200 million and an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio test; provided, however that incremental revolving loan commitments may not exceed $50 million. We also used a portion of the proceeds of the loan to pay off GigPeak’s existing credit facility with Silicon Valley Bank and to pay acquisition-related expenses.

The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless we and our guarantors have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. We may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. For the initial three-month period through June 30, 2017, the interest rate on the Initial Term B Loan is approximately 4.15%. Refer to “Note 18 - Convertible Senior Notes, Warrants and Hedges” in Part II, Item 8 of this Annual Report on Form 10-K.

Overview
The following table and discussion provide an overview of our operating results from continuing operations for fiscal 2017, 2016 and 2015:

	Fiscal Year End
(in thousands, except for percentage)	April 2, 2017	April 3, 2016	March 29, 2015
Revenues	$728,243	$697,376	$572,905
Gross profit	$420,638	$421,654	$345,304
As a % of revenues	57.8%	60.5%	60.3%
Operating expenses	$310,297	$285,015	$234,157
As a % of revenues	42.6%	40.9%	40.9%
Operating income	$110,341	$136,639	$111,147
As a % of revenues	15.2%	19.6%	19.4%
Net income from continuing operations	$109,184	$195,299	$114,581
As a % of revenues	15.0%	28.0%	20.0%
Our revenues in fiscal 2017 were $728.2 million as compared to $697.4 million in fiscal 2016. During fiscal 2017, total revenue from our Computing, Consumer and Industrial market segment increased primarily due to higher revenue contribution from our automotive/industrial/sensing products and increased demand for our wireless power products. These increases were partly offset by lower demand for our memory interface, communications timing and RapidIO switching solutions products. Gross profit as a percentage of net revenues was 57.8% in fiscal 2017 as compared to 60.5% in fiscal 2016. The decrease in gross profit percentage was primarily due to product mix and certain costs related to the acquisition of ZMDI such as the amortization of intangibles and amortization of fair value markup on inventory. Our operating expenses increased by $25.3 million, or 8.9%, to $310.3 million in fiscal 2017 as compared to $285.0 million in fiscal 2016, primarily due to higher employee related costs, severance expenses and the amortization of new intangibles resulting from the acquisition of ZMDI. Fiscal 2017 included full-year results of ZMDI while fiscal 2016 included approximately four months of results of ZMDI. Net income from continuing operations decreased to $109.2 million in fiscal 2017 from $195.3 million in fiscal 2016 primarily due to higher operating expenses in fiscal 2017 and an income tax benefit of $61.7 million from the release of valuation allowance on deferred tax assets recognized in fiscal 2016.  We ended fiscal 2017 with cash and cash equivalents and short-term investments of $406.0 million. We generated $169.0 million in cash from operations, used a net $78.5 million for investing activities and used a net $77.5 million for financing activities in fiscal 2017.
Results of Operations, Continuing Operations
Revenues

Revenues by segment:	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Communications	$265,421	$302,188	$313,630
Computing, Consumer and Industrial	462,822	395,188	259,275
Total revenues	$728,243	$697,376	$572,905

Product groups representing greater than 10% of net revenues:	Fiscal Year Ended
As a percentage of net revenues	April 2, 2017	April 3, 2016 (1)	March 29, 2015 (1)
Communications:
Communications timing products	13%	15%	20%
Serial RapidIO products	10%	13%	17%
All others less than 10% individually	13%	15%	18%
Total Communications	36%	43%	55%
Computing, Consumer and Industrial:
Memory interface products	26%	32%	25%
Wireless power products	10%	*	*
Automotive, industrial and sensing products	14%	*	—%
All others less than 10% individually (2)	14%	25%	20%
Total Computing, Consumer and Industrial	64%	57%	45%
Total	100%	100%	100%
* Represents less than 10% of net revenues.
(1) Prior year numbers have been adjusted to conform to our current organizational structure.
(2) Includes product group with less than 10% of net revenue in a given year.
Communications Segment
Revenues in our Communications segment decreased by $36.8 million, or 12%, to $265.4 million in fiscal 2017 as compared to $302.2 million in fiscal 2016. This decrease was primarily driven by an $11.6 million decrease in communications timing product revenues partly as a result of the divestiture of Fox’s organic business, an $18.2 million decrease in shipments of our Rapid I/O switching solutions products and an $18.4 million decrease in our legacy products. These decreases were partly offset by $11.4 million higher revenue from other communications products.
In fiscal 2016, revenues in our Communications segment decreased by $11.4 million, or 4%, to $302.2 million as compared to $313.6 million in fiscal 2015. This decrease was driven primarily by a $12.2 million decrease in shipments of our Rapid I/O switching solutions products combined with a $13.1 million decrease in communications timing product revenues, partially offset by a $13.9 million increase in revenue from other communications products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased by $67.6 million, or 17%, to $462.8 million in fiscal 2017 as compared to $395.2 million in fiscal 2016. The increase was primarily due to a $78.5 million revenue increase in automotive, industrial and sensing products combined with a $17.0 million increase in shipments of wireless power products as our wireless business continues to grow, and a $9.2 million increase in revenue from other consumer and computing products. The increases were partly offset by a $37.1 million decrease in memory interface product revenues due to cyclical demand.
In fiscal 2016, revenues in our Computing, Consumer and Industrial segment increased by $135.9 million, or 52%, to $395.2 million as compared to $259.3 million in fiscal 2015. The increase was primarily due to an $80.2 million increase in memory interface product revenues as a result of higher demand combined with a $44.7 million increase in shipments of wireless power products as our wireless business continues to grow, and a $24.4 million revenue contribution from the ZMDI business which mainly included automotive, industrial and sensing products. The increases were partly offset by a $13.4 million decrease in revenue from other consumer and computing products.
Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Europe and Americas accounted for 36%, 11% , 31%, 12%, and 10%, respectively, of consolidated revenues in fiscal 2017 compared to 44%, 11%, 25%, 9% and 11%, respectively, of our consolidated revenues in fiscal 2016. Revenues in Hong Kong, Korea, rest of APAC, Europe and Americas accounted for 46%, 7%, 24%, 11% and 12%, respectively, of our consolidated revenues in fiscal 2015. The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions
Included in the Balance Sheet caption “Deferred income on shipments to distributors” are amounts related to shipments to certain distributors for which revenue is not recognized until our product has been sold by the distributor to an end customer. The components as of April 2, 2017 and April 3, 2016 are as follows:

(in thousands)	April 2, 2017	April 3, 2016
Gross deferred revenue	$2,335	$9,460
Gross deferred costs	(350)	(2,454)
Deferred income on shipments to distributors	$1,985	$7,006
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of our products to end customers. Based on the last four quarters, this amount has ranged from an average of approximately 25% to 31% of the list price billed to the customer. The gross deferred costs represent the standard costs (which approximate actual costs) of products we sell to the distributors. Although we monitor the levels and quality of inventory in the distribution channel, our experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world. As such, inventory write-downs for products in the distribution channel have not been significant. The decrease in deferred income in fiscal 2017 was due to lower inventory balances for distributors where we cannot reliably estimate the related credits and allowances.
Gross Profit

	Fiscal Year Ended
	April 2, 2017	April 3, 2016	March 29, 2015
Gross Profit (in thousands)	$420,638	$421,654	$345,304
Gross Profit Percentage	57.8%	60.5%	60.3%
Gross profit decreased slightly by $1.0 million or 0.2%, in fiscal 2017 as compared to fiscal 2016. Gross profit as a percentage of revenues decreased by 2.7% in fiscal 2017 as compared to fiscal 2016, primarily due to changes in product mix and certain costs related to the acquisition of ZMDI such as amortization of intangibles and amortization of the fair value markup on inventory. Product mix changes specifically pertain to a decline in Communication segment revenue, which has higher margins and an increase in the Computing, Consumer and Industrial segment which has relatively lower margins.
In fiscal 2016, gross profit increased by $76.4 million, or 22%, compared to fiscal 2015 primarily as a result of increased revenue combined with a higher gross margin percentage. Gross profit as a percentage of revenues increased by 0.2% in fiscal 2016 as compared to fiscal 2015, primarily due to reduced manufacturing costs and improved inventory management.
Operating Expenses
The following table presents our operating expenses for fiscal years 2017, 2016 and 2015, respectively:

	April 2, 2017		April 3, 2016		March 29, 2015
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$165,104	23%	$148,507	21%	$127,688	22%
Selling, general and administrative	$145,193	20%	$136,508	20%	$106,469	19%
Research and Development (R&D)
R&D expense increased by $16.6 million, or 11.2%, to $165.1 million in fiscal 2017 compared to fiscal 2016. The increase was primarily driven by an approximate $15.4 million increase (excluding severance costs) as a result of the acquisition of ZMDI, which included full-year results for fiscal 2017 while fiscal 2016 included approximately four months of results, and an $8.3 million increase in severance costs primarily for our operations in France and Germany. The increases were partially offset by lower R&D labor and benefit related costs.

R&D expense increased by $20.8 million, or 16%, to $148.5 million in fiscal 2016 compared to fiscal 2015. The increase was primarily driven by an $8.9 million increase in R&D labor and benefit related costs, a $5.5 million increase in stock-based compensation, a $1.8 million increase in R&D consulting and outside services, a $1.4 million increase in severance costs as a result of headcount reductions during fiscal 2016, a $ 1.4 million increase in photomasks and R&D materials and a $1.4 million increase in various other R&D related expenses as a result of the acquisition of ZMDI.
Selling, General and Administrative (SG&A)
SG&A expenses increased by $8.7 million, or 6.4%, to $145.2 million in fiscal 2017 compared to fiscal 2016. The increase was primarily driven by an approximate $15.0 million increase (excluding severance costs) as a result of the acquisition of ZMDI, which included full-year results for fiscal 2017 while fiscal 2016 included approximately four months of results, and a $4.7 million increase in stock-based compensation. These increases were partially offset by a $5.7 million decrease in severance costs and by lower SG&A labor and benefit related costs.
SG&A expenses increased by $30.0 million, or 28%, to $136.5 million in fiscal 2016 compared to fiscal 2015. The increase was primarily driven by a $7.8 million increase in severance costs as a result of headcount reductions during fiscal 2016, a $5.5 million increase in stock-based compensation, a $5.5 million increase in amortization of intangibles as a result of new intangibles recognized from the acquisition of ZMDI, a $3.6 million increase in SG&A labor and benefit related costs, a $2.5 million increase in acquisition-related costs, a $2.0 million increase consulting and other outside services and a $1.3 million increase in medical insurance costs.
Other-Than-Temporary Impairment Loss on Investment
We account for our equity investments in privately held companies under the cost method which totaled $13.2 million and $10.0 million as of April 2, 2017 and April 3, 2016, respectively. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of our investments has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. There were no impairments recorded during fiscal 2017, 2016 and 2015.
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
Integration-related Restructuring Plan
During fiscal 2017, we prepared a workforce-reduction plan with respect to employees of our Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council was approved by the German Works Council. Also, the details of the plan were communicated to the affected employees. Accordingly, we accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. The restructuring charges recorded in the Consolidated Statements of Operations, in connection with the workforce-reduction plan, were approximately $5.0 million for fiscal 2017, for a total of 49 employees. $4.9 million of the $5.0 million was paid during fiscal 2017 and the remaining $0.1 million will be paid in the first quarter of fiscal 2018.
In fiscal 2016, we began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of ZMDI. We recorded charges of approximately $6.9 million of employee termination cost for two former executives of ZMDI and 36 employees during fiscal 2016. Approximately $5.7 million of the $6.9 million of employee termination cost was paid in fiscal 2016 and the remaining $1.2 million was paid during fiscal 2017.
Radio Frequency Business
During fiscal 2017, we prepared a workforce-reduction plan with respect to employees of our Radio Frequency business in France. The Company and the affected employees signed agreements with regards to the timing and payment of severance benefits. Accordingly, we accrued restructuring charged in accordance with ASC 420, Exit and Disposal Cost Obligations. During fiscal 2017, we recorded in the Consolidated Statement of Operations, approximately $7.5 million of severance benefits, for a total of 13 employees. During fiscal 2017, we paid $4.1 million related to this action. As of April 2, 2017, the total accrued balance for employee severance costs related to this action was $2.9 million. We plan to complete this action by December 2017.

HSC Business
In fiscal 2015, we prepared a workforce-reduction plan (the Plan) with respect to employees of our HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan was approved by the French Works Council and Labor Administrator and the related Plan details were communicated to the affected employees in France and the Netherlands. No works council consultation was required in the Netherlands. Accordingly, we accrued restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations. The restructuring charges recorded to discontinued operations in the Consolidated Statement of Operations were approximately $18.3 million for the fiscal year ended March 29, 2015, for a total of 53 employees in France and the Netherlands combined. We have substantially completed payments of these termination benefits and the total accrued balance related to this action was $1.4 million as of April 2, 2017. We expect to complete this action by December 2017.
Others
During fiscal 2017, we recorded restructuring charges of $4.0 million and reduced headcount by 59 employees. During fiscal 2017, we paid $3.6 million related to these actions. As of April 2, 2017, the total accrued balance for employee severance costs related to these actions was $0.4 million. We plan to complete these actions by the first quarter of fiscal 2018.
In fiscal 2016, we recorded restructuring charges of $4.7 million and reduced headcount by 48 employees. Approximately $4.6 million of the $4.7 million of employee termination cost was paid in fiscal 2016 and the remaining $0.1 million was paid in fiscal 2017.
In fiscal 2015, we recorded other restructuring charges of $1.1 million and reduced headcount by 28 employees in multiple reduction in workforce actions. Approximately $0.8 million of the $1.1 million of employee termination cost was paid in fiscal 2015 and the remaining $0.3 million was paid in fiscal 2016. In fiscal 2015, we also paid $0.6 million regarding the remaining severance liabilities for certain actions in fiscal 2014.
Interest Expense
The components of interest expense are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Accretion of debt discount	$12,239	$4,904	$—
Contractual interest expense	3,307	1,363	—
Amortization of issuance costs	1,081	450	—
Other	251	326	27
Total interest expense	$16,878	$7,043	$27
Interest expense for fiscal 2017 and 2016 is primarily related to the Convertible Notes issued in November 2015.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Interest income	$2,916	$3,616	$2,724
Other income, net	2,906	652	2,094
Interest income and other, net	$5,822	$4,268	$4,818
Interest income is derived from earnings on our cash and short term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The decrease in interest income was primarily attributable to a lower average level of short-term investments. The yearly variation in other income, net was primarily due to changes in value of the underlying investments of the deferred compensation plan and the impact of foreign currency fluctuations.

Income Tax Expense (Benefit)
We recorded an income tax benefit of $9.9 million and $61.4 million in fiscal 2017 and 2016, respectively and an income tax expense of $1.4 million in fiscal 2015. The income tax benefit recorded in fiscal 2017 was primarily due to a $7.5 million tax benefit recorded on the loss in jurisdictions where no valuation allowance was in place. The loss was primarily attributable to the amortization of acquired intangible assets as well as severance costs. Additionally, stock-based compensation excess tax benefits of $2.5 million were reflected in the income tax benefit as a result of the early adoption of ASU 2016-09. Refer to “Note 1 - Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K for more details regarding the adoption of ASU 2016-09. The income tax benefit in fiscal 2016 was primarily due to a $61.7 million tax benefit from the release of a valuation allowance that otherwise was offsetting deferred tax assets as of April 3, 2016 and a $6.8 million tax benefit related to the amortization of acquired intangible assets and severance costs incurred in connection to the acquisition of ZMDI, partially offset by $5.7 million of U.S. taxes resulting from distributions of foreign earnings. The income tax expense in fiscal 2015 was primarily due to foreign income tax expense.
We maintained a full valuation allowance against our deferred tax assets through the third quarter of fiscal 2016 as there was insufficient positive evidence to overcome the significant negative evidence and to conclude that it was more likely than not that the deferred tax assets would be realized. In the fourth quarter of fiscal 2016 we generated a substantial amount of U.S. profit, primarily as a result of our repatriation of foreign earnings during the fourth quarter of fiscal 2016, utilizing our remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016 we validated our mid-term business plan. We also considered forecasts of future taxable income and evaluated the utilization of our remaining tax credit carryforwards prior to their date of expiration. All of these are significant positive factors that overcame prior negative evidence and we concluded that it was appropriate to release the valuation allowance of $61.7 million against our deferred tax assets as of April 3, 2016, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of April 2, 2017, we continue to maintain a valuation allowance against our net deferred tax assets in certain state and foreign jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
In fiscal 2016, after examination of our projected offshore cash flows, and global cash requirements, we determined that we would no longer require 100% of our foreign-generated cash to support our foreign operations. We plan to continue to repatriate a portion of our offshore earnings generated after March 29, 2015 to the U.S. for domestic operations, and we have accrued for the related tax impacts accordingly.
In the fourth quarter of fiscal 2016, we repatriated $85 million of our offshore earnings to the U.S. for domestic operations, bringing the total repatriation in fiscal 2016 to $101 million, which included a distribution above and beyond the anticipated annual amount. This repatriation, during the fourth quarter of fiscal 2016, reflected our objectives of increasing our available U.S. cash and providing liquidity to meet our cash needs in the U.S., including, among other things, servicing debt, potentially funding strategic investments, and potentially funding opportunistic share repurchases on an accelerated basis, while evaluating the future cash needs in our foreign jurisdictions after our recent foreign acquisition.
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
On January 16, 2017, the Malaysia Finance Act of 2017 (the “Act”) was enacted. The Act contains a number of provisions including, most notably, the reimposition of withholding taxes on offshore services provided to Malaysian entities and is effective prospectively from the date of enactment. We have determined that it will not affect our intercompany activities and will not have a material adverse effect on our results of operations and cash flows.
The Protecting Americans from Tax Hikes Act of 2015 (the “Act”) was signed into law on December 18, 2015. The Act contains a number of provisions including, most notably, a permanent extension of the U.S. federal research tax credit. Our tax provision for fiscal 2016 reflects the benefit of the U.S. federal research credit.
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
During the quarter ended October 2, 2016, we closed out all positions as part of the examination of our Singapore income tax returns for the fiscal years 2009 through 2012. The outcome did not have a material effect on the our financial position, cash flows or results of operations.
During the quarter ended April 2, 2017, we closed out all positions as part of the examination of our German income tax returns for the fiscal years 2012 through 2014. The outcome did not have a material effect on our financial position, cash flows or results of operations.
As of April 2, 2017, we are under examination in Malaysia for fiscal years 2012 through 2015, in India for fiscal year 2015, and in the state of New York for fiscal years 2013 through 2016. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion, in favor of Altera Corp., related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Internal Revenue Service filed a notice of appeal on February 19, 2016 in this case. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of April 2, 2017. We will continue to monitor ongoing developments and potential impacts to our financial statements.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $406.0 million as of April 2, 2017, a decrease of $51.6 million compared to April 3, 2016.
We had an outstanding debt in the form of convertible notes amounting to $373.8 million as of April 2, 2017 and April 3, 2016.
On April 4, 2017, subsequent to the end of our fiscal 2017, we completed the purchase of all of the outstanding common stock of GigPeak. In order to partly finance the acquisition, on April 4, 2017, we borrowed $200 million in Initial Term B Loan with original maturity date of April, 4, 2024. Refer to Note 23 - Subsequent Events for details.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $169.0 million in fiscal 2017 compared to $192.6 million in fiscal 2016 and $171.8 million in fiscal 2015. Cash provided by operating activities in fiscal 2017 consisted of our net income of $110.5 million, as adjusted to add back deferred tax benefit, depreciation, amortization, asset impairment, stock-based compensation, non-cash interest expense and other non-cash items totaling $88.6 million and less $30.1 million in cash used as a result of changes in our working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2017, significant proceeds from changes in working capital requirements included an increase of $3.9 million in accounts payable and an increase of $4.9 million in other accrued liabilities. Net use of cash for changes in working capital requirements included a decrease of $18.9 million in accrued compensation and related expenses, a decrease of $5.0 million in deferred income, and an increase of $16.6 million in accounts receivable.
In fiscal 2016, net cash provided by operating activities in fiscal 2016 consisted of our net income of $192.6 million, as adjusted to add back deferred tax benefit, tax benefit from stock-based based payment arrangements, depreciation, amortization, stock compensation, non-cash interest expense and other non-cash items totaling $1.1 million and less $3.2 million in cash used by changes in working capital requirements primarily related to increases and decreases in assets and liabilities. In fiscal 2016, significant proceeds from changes in working capital requirements included a decrease of $11.7 million in inventories, a decrease of $2.7 million of other assets and an increase of $6.5 million in accounts payable. Net use of cash for changes in working capital requirements included a decrease of $13.3 million in accrued compensation and related expenses, a decrease of $8.7 million in deferred income, a decrease of $5.0 million in other accrued liabilities and long-term liabilities and an increase of $1.6 million in accounts receivable.
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

Cash Flows from Investing Activities
Net cash used for investing activities in fiscal 2017 was $78.5 million compared to net cash used for investing activities of $25.5 million in fiscal 2016 and net cash used for investing activities of $81.8 million in fiscal 2015.  Net cash used for investing activities in fiscal 2017 was primarily due to $3.2 million used for the purchase of non-marketable equity securities and convertible notes, $1.5 million of payments to purchase Synkera, net of cash acquired, $27.0 million in expenditures to purchase fixed assets, $4.8 million used for the purchase of intangible assets and $42.0 million of net purchases of short-term investments. Refer to Note 23 - Subsequent Events for acquisition of GigPeak.
In fiscal 2016, net cash used for investing activities was primarily due to $279.1 million of payments to purchase ZMDI, net of cash acquired, $16.3 million in expenditures to purchase fixed assets, $10.8 million used for the purchase of intangible assets and $6.0 million used for the purchase of non-marketable equity securities, which were offset in part by $284.0 million of net proceeds from sale of short-term investments and receipt of $2.7 million in escrow related to a prior acquisition.
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
Cash Flows from Financing Activities
Net cash used for financing activities was $77.5 million in fiscal 2017 as compared to net cash used for financing activities of $81.6 million in fiscal 2016 and net cash provided by financing activities of $59.8 million in fiscal 2015. Cash used for financing activities in fiscal 2017 was primarily due to repurchases of $93.5 million of our common stock and payment of capital leases of $1.5 million, partially offset by proceeds of $17.5 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. Refer to Note 23 - Subsequent Events for details on the Initial Term B Loan.
In fiscal 2016, cash used for financing activities was primarily due to repurchases of $422.3 million of IDT common stock, purchase of Convertible Note hedges of $94.2 million and payment of ZMDI bank loans and capital leases of $9.7 million, partially offset by net proceeds from our Convertible Notes offering of $363.4 million, proceeds from the sale of warrants of $56.8 million, proceeds of $19.7 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan and $4.5 million of excess tax benefit from stock-based payment arrangements.
In fiscal 2015, cash used by financing activities was primarily due to repurchases of $79.2 million of IDT common stock and $1.6 million in payments of acquisition-related consideration, partially offset by proceeds of $21.1 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $20 million to $30 million during fiscal 2018 to be financed through cash generated from operations and existing cash and investments.
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain our cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be affected if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of April 2, 2017, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. See Part I, Item 1A-“Risk Factors: Global economic and geo-political conditions may adversely affect our business and results of operations.”
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of April 2, 2017, we had cash, cash equivalents and investments of approximately $214.4 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2017, 2016 and 2015.
Contractual Obligations and Commercial Commitments
The following table summarizes our contractual arrangements as of April 2, 2017 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

	Payments Due by Fiscal Year (in thousands)
		Less Than	1-3	3-5	More Than
Contractual Obligations	Total	1 Year	Years	Years	5 Years
0.875% Convertible Senior Notes due 2022 (1)	$393,581	$3,270	$6,540	$6,540	$377,231
Operating lease obligations	23,328	5,796	10,642	6,000	890
Capital lease obligations (2)	1,676	1,388	288	—	—
Other supplier obligations (3)	7,115	5,163	1,952	—	—
Total	$425,700	$15,617	$19,422	$12,540	$378,121

(1)
Represents the aggregate principal amount of $373.8 million and anticipated interest payments of $19.8 million of the Convertible Notes. See“Note 18 - Convertible Senior Notes, Warrants and Hedges” in Part II, Item 8 of this Annual Report on Form 10-K.

(2)
We have machinery and equipment that we account for as capital leases. The related liabilities are apportioned between current and long-term other liabilities on our Consolidated Balance Sheets based on the contractual timing of payments.

(3)	Other supplier obligations represent payments due under various software design tool and technology license agreements.
As of April 2, 2017, our net unrecognized tax benefits and related interest and penalties were $31.9 million, of which $0.9 million are classified as long-term liabilities and $31.0 million are netted against deferred tax assets. In addition, we have $15.0 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, these amounts are not included in the table above.
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
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2018. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
We assumed an agreement with a financial institution to sell certain of our trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. The agreement was subsequently terminated on September 30, 2016. Total receivables sold under the factoring facility during fiscal 2017 and 2016 were $26.2 million and $21.8 million, respectively. Total collections from the sale of receivables and from deferred purchase payments during fiscal 2017 were $33.3 million and $3.4 million, respectively. Total collections from the sale of receivables and from deferred purchase payment during fiscal 2016 were $21.8 million and $2.1 million, respectively. The total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payments are included in the change in accounts receivable under the operating activities section of the Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.8 million as of April 3, 2016, and is shown in Prepayments and Other Current Assets on the Consolidated Balance Sheets. As the result of terminating the agreement, the total available amount of the factoring facility and the amount due from the factoring institution were zero as of April 2, 2017. We paid factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees were not material in fiscal 2017 and 2016.
As of April 2, 2017, we did not have any off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a) (4) (ii), other than the items discussed above and in "Note 16 - Commitments and Contingencies - Commitments" in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
For further information, please see “Note 1 – Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $191.5 million and $151.2 million as of April 2, 2017 and April 3, 2016, respectively. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly-rated securities. As of April 2, 2017 and April 3, 2016, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and at the end of fiscal 2017, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of April 2, 2017. We do not currently use derivative financial instruments in our investment portfolio.
As of April 2, 2017 and April 3, 2016, we had outstanding debt of $373.8 million in the form of convertible notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow us to enter into foreign exchange contracts totaling approximately $32.0 million, all of which was available at April 2, 2017. We performed a sensitivity analysis as of April 2, 2017 and April 3, 2016 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.01% and 0.5% impact on gross profit margin percentage, as we operate a manufacturing testing facility in each of Malaysia and Germany, and an approximate 0.5% and 0.7% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.  As of April 2, 2017 and April 3, 2016, we had no material outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of April 2, 2017 and April 3, 2016.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

In our opinion, the consolidated financial statements listed in the accompanying index appearing under item 15(a)(1), present fairly, in all material respects, the financial position of Integrated Device Technology, Inc. and its subsidiaries at April 2, 2017 and April 3, 2016, and the results of their operations and their cash flows for each of the three years in the period ended April 2, 2017 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index under item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 2, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for certain elements of its employee share-based payments in 2017.
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

/s/ PricewaterhouseCoopers LLP

San Jose, California
May 19, 2017

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	April 2, 2017	April 3, 2016
Assets
Current assets:
Cash and cash equivalents	$214,554	$203,231
Short-term investments	191,492	151,233
Accounts receivable, net	89,312	74,386
Inventories	52,288	54,243
Prepayments and other current assets	13,054	15,008
Total current assets	560,700	498,101
Property, plant and equipment, net	80,961	73,877
Goodwill	306,925	305,733
Intangible assets, net	108,818	127,761
Deferred tax assets	85,831	60,929
Other assets	40,399	32,788
Total assets	$1,183,634	$1,099,189
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,020	$39,858
Accrued compensation and related expenses	26,624	45,269
Deferred income on shipments to distributors	1,985	7,006
Other accrued liabilities	20,205	14,974
Total current liabilities	90,834	107,107
Deferred tax liabilities	13,835	19,712
Convertible notes	285,541	272,221
Long-term income tax payable	867	2,190
Other long-term liabilities	18,894	21,264
Total liabilities	409,971	422,494
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 133,175 and 133,885 outstanding as of April 2, 2017 and April 3, 2016, respectively	133	134
Additional paid-in capital	2,685,649	2,628,381
Treasury stock at cost: 121,982 and 117,720 shares as of April 2, 2017 and April 3, 2016, respectively	(1,616,315)	(1,522,808)
Accumulated deficit	(289,019)	(425,298)
Accumulated other comprehensive loss	(6,785)	(3,714)
Total stockholders' equity	773,663	676,695
Total liabilities and stockholders' equity	$1,183,634	$1,099,189

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(In thousands, except per share data)	April 2, 2017	April 3, 2016	March 29, 2015
Revenues	$728,243	$697,376	$572,905
Cost of revenues	307,605	275,722	227,601
Gross profit	420,638	421,654	345,304
Operating expenses:
Research and development	165,104	148,507	127,688
Selling, general and administrative	145,193	136,508	106,469
Total operating expenses	310,297	285,015	234,157
Operating income	110,341	136,639	111,147
Interest expense	(16,878)	(7,043)	(27)
Interest income and other, net	5,822	4,268	4,818
Income before income taxes from continuing operations	99,285	133,864	115,938
Income tax expense (benefit)	(9,899)	(61,435)	1,357
Net income from continuing operations	109,184	195,299	114,581

Discontinued operations:
Gain from divestiture	1,385	—	16,840
Loss from discontinued operations before income taxes	—	(547)	(37,237)
Income tax expense	87	15	275
Net income (loss) from discontinued operations	1,298	(562)	(20,672)

Net income	$110,482	$194,737	$93,909

Basic net income per share – continuing operations	$0.82	$1.37	$0.77
Basic net income (loss) per share – discontinued operations	$0.01	$—	$(0.14)
Basic net income per share	$0.83	$1.37	$0.63

Diluted net income per share – continuing operations	$0.79	$1.32	$0.74
Diluted net income (loss) per share – discontinued operations	$0.01	$—	$(0.13)
Diluted net income per share	$0.80	$1.32	$0.61

Weighted average shares:
Basic	133,817	142,783	148,714
Diluted	137,440	147,652	153,983

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Net income	$110,482	$194,737	$93,909
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax	(2,042)	(280)	(5,218)
Change in net unrealized gain or loss on investments, net of tax	(1,029)	(638)	666
Change in unrealized gain or loss on post-employment and post-retirement benefit plans, net of tax	—	(615)	762
Total other comprehensive loss	(3,071)	(1,533)	(3,790)
Comprehensive income	$107,411	$193,204	$90,119

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Cash flows provided by operating activities:
Net income	$110,482	$194,737	$93,909
Adjustments:
Depreciation	20,830	18,346	18,808
Amortization of intangible assets	23,653	15,354	6,573
Amortization of debt issuance cost and debt discount	13,320	5,354	—
Asset impairments	2,180	—	8,471
Gain on sale of property, plant and equipment	—	(325)	—
Net gain from divestitures	(675)	—	(16,840)
Stock-based compensation expense, net of amounts capitalized in inventory	39,869	34,125	22,259
Deferred income tax and deferred tax charge	(10,587)	(67,277)	(293)
Excess tax benefit from stock-based payment arrangements	—	(4,475)	—
Changes in assets and liabilities (net of amounts acquired):
Accounts receivable, net	(16,647)	(1,640)	5,286
Inventories	861	11,719	4,412
Prepayments and other assets	500	2,705	(2,337)
Accounts payable	3,934	6,527	2,314
Accrued compensation and related expenses	(18,895)	(13,312)	19,306
Deferred income on shipments to distributors	(5,021)	(8,688)	1,688
Income taxes payable and receivable	231	4,463	90
Other accrued liabilities and long-term liabilities	4,939	(5,011)	8,126
Net cash provided by operating activities	168,974	192,602	171,772
Cash flows used for investing activities:
Acquisitions, net of cash acquired	(1,528)	(279,138)	—
Cash in escrow related to acquisitions	—	2,700	1,026
Proceeds from divestitures, net	231	—	15,300
Purchases of property, plant and equipment, net	(27,055)	(16,286)	(17,765)
Purchase of intangible assets	(4,896)	(10,800)	—
Investment in convertible note	(1,955)	—	—
Purchases of non-marketable equity securities	(1,245)	(6,020)	(4,000)
Purchases of short-term investments	(303,722)	(364,029)	(285,817)
Proceeds from sales of short-term investments	224,028	551,289	119,070
Proceeds from maturities of short-term investments	37,679	96,771	90,344
Net cash used for investing activities	(78,463)	(25,513)	(81,842)
Cash flows used for financing activities:
Proceeds from issuance of common stock	17,508	19,722	21,067
Repurchase of common stock	(93,507)	(422,262)	(79,245)
Proceeds from issuance of senior convertible notes, net of issuance costs	—	363,445	—
Purchase of convertible note hedge	—	(94,185)	—
Proceeds from issuance of warrants	—	56,847	—
Payment of acquisition related contingent consideration	—	—	(1,600)
Payment of capital lease obligations	(1,507)	(221)	—
Repayment of loans	—	(9,437)	—
Excess tax benefit from stock-based payment arrangements	—	4,475	—
Net cash used for financing activities	(77,506)	(81,616)	(59,778)
Effect of exchange rates on cash and cash equivalents	(1,682)	813	(4,418)
Net increase in cash and cash equivalents	11,323	86,286	25,734
Cash and cash equivalents at beginning of period	203,231	116,945	91,211
Cash and cash equivalents at end of period	$214,554	$203,231	$116,945
Supplemental disclosure of cash flow information

Cash paid for:
Interest	$3,370	$67	$27
Fees on prepayment of loans	$—	$259	$—
Income taxes, net of refunds	$1,098	$996	$1,840
Non-cash investing activities:
Additions to property, plant and equipment included in accounts payable	$2,616	$1,389	$473
Additions to intangible assets included in other long-term liabilities	$—	$600	$—
Conversion of a cost method investment in convertible notes to ordinary shares of stock	$(1,955)	$(2,020)	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Dollars
Balance, March 30, 2014	149,996	$2,467,491	$(1,021,301)	$(713,944)	$1,609	$733,855
Net income	—	—	—	93,909	—	93,909
Other comprehensive income	—	—	—	—	(3,790)	(3,790)
Issuance of common stock	3,710	21,067	—	—	—	21,067
Repurchase of common stock	(5,292)	—	(79,245)	—	—	(79,245)
Stock-based compensation expense	—	22,458	—	—	—	22,458
Balance, March 29, 2015	148,414	2,511,016	(1,100,546)	(620,035)	(2,181)	788,254
Net income	—	—	—	194,737	—	194,737
Other comprehensive income	—	—	—	—	(1,533)	(1,533)
Issuance of common stock	3,342	19,722	—	—	—	19,722
Repurchase of common stock	(17,871)	—	(422,262)	—	—	(422,262)
Equity component of senior convertible notes, net of issuance costs	—	96,578	—	—	—	96,578
Purchases of convertible note hedge	—	(94,185)	—	—	—	(94,185)
Proceeds from issuance of warrants	—	56,847	—	—	—	56,847
Excess tax benefit from stock option	—	4,475	—	—	—	4,475
Stock-based compensation expense	—	34,062	—	—	—	34,062
Balance, April 3, 2016	133,885	2,628,515	(1,522,808)	(425,298)	(3,714)	676,695
Net income	—	—	—	110,482	—	110,482
Other comprehensive loss	—	—	—	—	(3,071)	(3,071)
Issuance of common stock	3,552	17,508	—	—	—	17,508
Repurchase of common stock	(4,262)	—	(93,507)	—	—	(93,507)
Stock-based compensation expense	—	39,759	—	—	—	39,759
Cumulative-effect adjustment from adoption of ASU No. 2016-09	—	—	—	25,797	—	25,797
Balance, April 2, 2017	133,175	$2,685,782	$(1,616,315)	$(289,019)	$(6,785)	$773,663

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
Basis of Presentation. The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2017 included 52 weeks and ended on April 2, 2017. Fiscal 2016 included 53 weeks and ended on April 3, 2016 and fiscal 2015 included 52 weeks and ended on March 29, 2015.
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
Accounting for business combinations requires management to make significant estimates and assumptions, especially at the acquisition date, including estimates for intangible assets, contractual obligations assumed, restructuring liabilities, pre-acquisition contingencies and contingent consideration, where applicable. Although the Company believes the assumptions and estimates made in the past have been reasonable and appropriate, they are based, in part, on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. Critical estimates in valuing certain of the intangible assets that the Company has acquired include, but are not limited to future expected cash flows from product sales, customer contracts and acquired technologies, and discount rates. Unanticipated events and circumstances may occur that may affect the accuracy or validity of such assumptions, estimates or actual results.
Cash and Cash Equivalents. Cash equivalents are highly liquid investments with remaining maturities of three months or less at the time of purchase.
Investments
Available-for-Sale Investments. Investments designated as available-for-sale include marketable debt and equity securities. Available-for-sale investments are classified as short-term, as these investments generally consist of highly marketable securities that are intended to be available to meet near-term cash requirements. Marketable securities classified as available-for-sale are reported at fair value, with net unrealized gains or losses recorded in accumulated other comprehensive income (loss), a separate component of stockholders' equity, until realized. Realized gains and losses on investments are computed based upon specific identification, are included in interest income and other, net and have not been significant for all periods presented.
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
The Company maintained a full valuation allowance against its deferred tax assets through the third quarter of fiscal 2016 as there was insufficient positive evidence to overcome the significant negative evidence to conclude that it was more likely than not that the deferred tax assets would be realized. In the fourth quarter of fiscal 2016, the Company generated a substantial amount of U.S. profit, especially as a result of the repatriation of foreign earnings during the fourth quarter of fiscal 2016, utilizing the Company's remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016, the Company validated its mid-term business plan. The Company also considered forecasts of future taxable income and evaluated the utilization of its remaining tax credit carryforwards prior to their date of expiration. All of these were significant positive factors that overcame prior negative evidence and the Company concluded that it was appropriate to release the valuation allowance against the Company's deferred tax assets as of April 3, 2016, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of April 2, 2017, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
Distributors have rights to price protection, ship from stock pricing credits and stock rotation. When the Company is unable to estimate these credits, the Company defers revenue and related cost of revenues on sales to these distributors until the product is sold through by the distributor to an end-customer. The Company has certain distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures.  The determination of the amount of reserves to be recorded requires that the Company makes estimates. The Company utilizes historical experience and market trends to estimate the reserves. Historically, differences between actual and estimated credits have not been material.
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
The Company sells integrated circuits to OEMs, distributors and EMSs primarily in the U.S., Europe and APAC. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances in which limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses, including reserves based upon a percentage of total receivables. When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved. These reserved amounts are classified within selling, general and administrative expenses. Write-offs of accounts receivable balances were not material in each of the three fiscal years presented.
Sales through a distributor, Uniquest, represented approximately 11%, 16%, and 16% of the Company's revenues in fiscal 2017, 2016 and 2015, respectively. Sales through a distributor, Avnet and its affiliates, represented approximately 10%, 15% and 14% of the Company’s revenues in fiscal 2017, 2016 and 2015, respectively. As of April 2, 2017, two distributors represented approximately 11% and 10%, respectively, of the Company's accounts receivable. As of April 3, 2016, two distributors represented approximately 12% and 10%, respectively, of the Company's accounts receivable.
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
Recent Accounting Pronouncements
Accounting Pronouncements Recently Adopted
In March 2016, the FASB issued ASU No. 2016-09, Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, amending the existing accounting standards for stock-based compensation. The amendments impact several aspects of accounting for stock-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The standard is effective for reporting periods in fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. The Company early adopted the standard prospectively in the first quarter of fiscal 2017. Beginning the first quarter of fiscal 2017, stock-based compensation excess tax benefits or deficiencies are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes, whereas they previously were recognized in equity. As there will no longer be excess tax benefits recognized in equity, when applying the treasury stock method in computing diluted earnings per share, the assumed proceeds will not include any windfall tax benefits. Additionally, the Company’s Consolidated Statements of Cash Flows now present excess tax benefits as an operating activity prospectively. The Company recorded a cumulative-effect adjustment to its opening accumulated deficit on April 4, 2016 of $25.8 million to recognize deferred tax assets associated with excess tax benefits not previously recognized. The Company has elected to continue to estimate forfeitures that are expected to occur when estimating the amount of compensation expense to record in each period.
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
Accounting Pronouncements Not Yet Effective for Fiscal 2017
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill.  The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of business. The update provide a more robust framework to use in determining when a set of assets and activities is a business. The new guidance provide a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance becomes effective in fiscal years beginning after December 15, 2017, though early adoption is permitted. The new guidance should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. The Company is evaluating whether to adopt the new guidance early. As of April 2, 2017, the Company has a deferred tax charge of $4.9 million recorded in prepayments and other current assets and other assets, which represents the tax expense that was deferred in accordance with current GAAP. At adoption, the Company will recognize the unamortized portion of the deferred tax charge through a cumulative-effect adjustment to retained earnings. Additionally, a deferred tax asset will be recognized, through a cumulative-effect adjustment to retained earnings, for the unamortized tax basis in the assets, which as of April 2, 2017 would have been $0.8 million.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The new standard will be effective for the Company starting in the first quarter of fiscal 2018. Early adoption is permitted. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.

In June 2016, the FASB issued new guidance that changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018.  Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. However, an entity may choose to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. The guidance simplifies the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. The guidance eliminates the requirement for public business entities to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet, and require public business entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. The guidance also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. Separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements is required under this guidance. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is applied by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption and is effective for the Company in its first quarter of fiscal 2018. Early adoption is permitted only if certain criteria is met. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements and related disclosures.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. On July 9, 2015, the FASB decided to delay the effective date by one year to December 15, 2017 for annual periods beginning after that date. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The new standard will be effective for the Company beginning April 1, 2018. The Company has elected to use the modified retrospective method as its transition method in adoption of the new revenue standard. The Company is still finalizing the analysis to quantify the overall potential impact of the new standard, including any impacts from recently issued amendments and the guidance issued by the FASB Transition Resource Group. Since the Company has certain distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures, the Company does not expect the new standard to materially impact the timing of recognition of future revenue from distributors. The Company has also started its assessment to determine the revenue recognition impact of its recent acquisition of GigPeak. (see Note 23).
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
The following table sets forth the computation of basic and diluted net income per share from continuing operations:

	Fiscal Year Ended
(in thousands, except per share amounts)	April 2, 2017	April 3, 2016	March 29, 2015
Numerator (basic and diluted):
Net income from continuing operations	$109,184	$195,299	$114,581
Denominator:
Weighted average common shares outstanding, basic	133,817	142,783	148,714
Dilutive effect of employee stock options, restricted stock units and performance stock units	3,623	4,869	5,269
Weighted average common shares outstanding, diluted	137,440	147,652	153,983
Basic net income per share from continuing operations	$0.82	$1.37	$0.77
Diluted net income per share from continuing operations	$0.79	$1.32	$0.74
Potential dilutive common shares of 0.5 million, 0.4 million and 11.0 thousand pertaining to employee stock options, restricted stock and performance stock units were excluded from the calculation of diluted earnings per share for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015, respectively, because the effect would have been anti-dilutive.
The denominator for diluted net income per share for the fiscal 2017 and 2016 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income per share for fiscal 2017 and 2016 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 18 for further discussion regarding the Convertible Notes.
Note 3. Business Combinations
Acquisition of Synkera Technologies, Inc.
On July 22, 2016, IDT purchased substantially all of the assets and liabilities of Synkera Technologies, Inc. (Synkera), a company engaged in developing and marketing metal oxide gas sensor technology, for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The contingent cash consideration will be paid based upon the achievement of certain milestones to be completed within 3.5 years from the date of acquisition.
Pro forma and historical results of operations for this acquisition have not been presented because the effect of the acquisition was not material to the Company's financial results.

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
The fair value of cash, accounts receivable, other current assets, accounts payable, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment and intangible assets were determined with the assistance of a third-party valuation using discounted cash flow analysis, and estimate made by management. The fair values of certain other liabilities were determined internally using historical carrying values and estimates made by management.
The financial results of the ZMDI business have been included in the Company’s Consolidated Statements of Operations from December 7, 2015, the closing date of the acquisition. The Company's results of continuing operations for fiscal 2016 include $24.4 million of net revenues attributable to ZMDI. The Company incurred approximately $2.5 million of acquisition related costs for fiscal 2016 which were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. Goodwill is primarily attributable to the assembled workforce of ZMDI, anticipated synergies and economies of scale expected from the operations of the combined company.
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

	Fiscal Year Ended
(Unaudited in thousands, except per share data)	April 3, 2016	March 29, 2015
Revenues	$760,232	$650,815
Net income	$202,213	$67,690
Basic net income per share - continuing operations	$1.42	$0.46
Diluted net income per share - continuing operations	$1.37	$0.44

Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
On April 27, 2015, the Company completed the sale of the remaining HSC business to eSilicon Corporation (“eSilicon”) for $1.5 million which was recorded as other receivable. In fiscal 2017, the Company collected the receivable of $1.5 million and recognized gain from discontinued operations of $1.4 million, which represents the excess of the sale price of $1.5 million over the carrying value of assets sold of $0.1 million. In connection with the sale, the Company entered into an Exclusive Intellectual Property License Agreement with eSilicon, whereby the Company provided an exclusive license to eSilicon to develop, manufacture, sell and maintain HSC products.

The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the consolidated financial statements as discontinued operations.

Note 5. Other Divestitures (not accounted for as discontinued operations)
Fox Enterprises, Inc.
In the first quarter of fiscal 2017, the Company reclassified certain assets and liabilities of its wholly-owned subsidiary Fox Enterprises, Inc. (the Disposal Group) as held for sale. As a result, the long-lived assets (comprised of goodwill, intangible assets and fixed assets) included in the Disposal Group were fully impaired and the Company recorded total impairment charge of $0.8 million in fiscal 2017.
On October 3, 2016, the Company completed the sale of the Disposal Group for approximately $1.2 million and recorded a loss on divestiture (included in interest income and other, net in the Consolidated Statement of Operations) of approximately $0.7 million in fiscal 2017.

Note 6. Fair Value Measurements
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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 2, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$61,556	$—	$61,556
Money market funds	140,425	—	140,425
Asset-backed securities	—	13,847	13,847
Corporate bonds	—	96,376	96,376
International government bonds	—	5,410	5,410
Corporate commercial paper	—	4,898	4,898
Bank deposits	—	12,305	12,305
Repurchase agreements	—	173	173
Total assets measured at fair value	$201,981	$133,009	$334,990

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 3, 2016:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$32,519	$—	$32,519
Money market funds	124,504	—	124,504
Asset-backed securities	—	10,515	10,515
Corporate bonds	—	91,388	91,388
International government bonds	—	2,208	2,208
Corporate commercial paper	—	1,992	1,992
Bank deposits	—	11,711	11,711
Repurchase agreements	—	114	114
Municipal bonds	—	900	900
Total assets measured at fair value	$157,023	$118,828	$275,851
The deferred compensation plan assets of $16.0 million and $14.6 million as of April 2, 2017 and April 3, 2016, respectively, are carried on the Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 17 for additional information on the Employee Benefit Plans.
The Convertible Notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance costs. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $376.9 million and $351.5 million as of April 2, 2017 and April 3, 2016, respectively, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 18 for additional information on the Convertible Notes.
U.S. government treasuries and U.S. government agency securities as of April 2, 2017 and April 3, 2016 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. There were no transfers into or out of Level 1 or Level 2 financial assets during fiscal 2017 and 2016.
In connection with the acquisition of Synkera, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $1.3 million as of both April 2, 2017 and July 22, 2016 (the acquisition date).
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets. As of April 2, 2017, the Company has not experienced any losses in its operating accounts.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary. The Company did not record any impairment charges related to its available-for-sale investments in fiscal 2017, 2016 and 2015.
Note 7. Investments
Available-for-Sale Securities
The amortized cost and fair value of available-for-sale investments as of April 2, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$62,048	$16	$(508)	$61,556
Money market funds	140,425	—	—	140,425
Asset-backed securities	13,865	5	(23)	13,847
Corporate bonds	96,660	42	(326)	96,376
International government bonds	5,423	2	(15)	5,410
Corporate commercial paper	4,898	—	—	4,898
Bank deposits	12,305	—	—	12,305
Repurchase agreements	173	—	—	173
Total available-for-sale investments	335,797	65	(872)	334,990
Less amounts classified as cash equivalents	(143,498)	—	—	(143,498)
Short-term investments	$192,299	$65	$(872)	$191,492
The amortized cost and fair value of available-for-sale investments as of April 3, 2016 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$32,374	$146	$(1)	$32,519
Money market funds	124,504	—	—	124,504
Asset-backed securities	10,518	4	(7)	10,515
Corporate bonds	91,321	246	(179)	91,388
International government bonds	2,195	13	—	2,208
Corporate commercial paper	1,992	—	—	1,992
Bank deposits	11,711	—	—	11,711
Repurchase agreements	114	—	—	114
Municipal bonds	900	—	—	900
Total available-for-sale investments	275,629	409	(187)	275,851
Less amounts classified as cash equivalents	(124,618)	—	—	(124,618)
Short-term investments	$151,011	$409	$(187)	$151,233

The cost and estimated fair value of available-for-sale debt securities as of April 2, 2017, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$188,008	$187,984
Due in 1-2 years	46,089	45,995
Due in 2-5 years	101,700	101,011
Total investments in available-for-sale debt securities	$335,797	$334,990
The cost and estimated fair value of available-for-sale debt securities as of April 3, 2016, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$150,253	$150,262
Due in 1-2 years	69,571	69,666
Due in 2-5 years	55,805	55,923
Total investments in available-for-sale debt securities	$275,629	$275,851
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 2, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$71,308	$(326)	$—	$—	$71,308	$(326)
Asset-backed securities	11,294	(23)	—	—	11,294	(23)
U.S. government treasuries and agencies securities	55,497	(508)	—	—	55,497	(508)
International government bonds	2,634	(15)	—	—	2,634	(15)
Total	$140,733	$(872)	$—	$—	$140,733	$(872)
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of April 3, 2016, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$33,407	$(179)	$—	$—	$33,407	$(179)
Asset-backed securities	4,979	(7)			4,979	(7)
U.S. government treasuries and agencies securities	6,097	(1)	—	—	6,097	(1)
Total	$44,483	$(187)	$—	$—	$44,483	$(187)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments. As of April 2, 2017, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of April 2, 2017 or April 3, 2016.
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
As of April 2, 2017 and April 3, 2016, the Company holds capital stock of privately-held companies with total amount of $13.2 million and $10.0 million, respectively. During fiscal 2017, the Company made additional investment of $3.2 million in capital stock of a privately-held company, of which approximately $2.0 million was originally in a form of convertible note and was subsequently converted into shares of common stock. These investments in stocks (included in Other Assets on the Consolidated Balance Sheet) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity.
The Company did not record any impairment charge for these investments in fiscal 2017, 2016 and 2015.
Note 8. Accounts Receivable
The Company assumed an agreement with a financial institution to sell certain of its trade receivables from customers with limited, non-credit-related recourse provisions as part of an acquisition during the quarter ended January 3, 2016. The agreement was subsequently terminated on September 30, 2016. Total receivables sold under the factoring facility during fiscal 2017 and 2016 were $26.2 million and $21.8 million, respectively. Total collections from the sale of receivables and from deferred purchase payment during fiscal 2017 were $33.3 million and $3.4 million, respectively. Total collections from the sale of receivables and from deferred purchase payment during fiscal 2016 were $21.8 million and $2.1 million, respectively. The total available amount of the factoring facility as of April 3, 2016 was $1.9 million. The sales of accounts receivable in accordance with the factoring agreement are reflected as a reduction of Accounts Receivable, net in the Consolidated Balance Sheets as they meet the applicable criteria of ASC 860, Transfers and Servicing. Collections of deferred purchase payment are included in the change in accounts receivable under the operating activities section of the Consolidated Statements of Cash Flows. The amount due from the factoring institution was $0.8 million as of April 3, 2016, and was shown in Prepayments and Other Current Assets on the Consolidated Balance Sheets. As the result of terminating the agreement, the total available amount of the factoring facility and the amount due from the factoring institution were zero as of April 2, 2017. The Company paid factoring fees associated with the sale of receivables based on the dollar value of the receivables sold. Such fees were not material for fiscal 2017 and 2016.
Note 9. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010. On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the

1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of April 2, 2017, there were 5.1 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Cost of revenue	$2,929	$2,707	$1,936
Research and development	16,068	15,268	9,813
Selling, general and administrative	20,872	16,182	10,704
Discontinued operations	—	(32)	(194)
Total stock-based compensation expense	$39,869	$34,125	$22,259
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

	Fiscal Year Ended
	April 2, 2017	April 3, 2016	March 29, 2015
Stock option plans:
Expected term (in years)	4.00	4.00	4.00
Risk-free interest rate	1.35%	1.20%	1.25%
Volatility	40.5%	42.6%	38.7%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$8.39	$7.55	$3.84
ESPP:
Expected term (in years)	0.25	0.25	0.25
Risk-free interest rate	0.32%	0.06%	0.04%
Volatility	36.9%	42.1%	40.5%
Dividend yield	—%	—%	—%
Weighted-average grant-date fair value	$4.87	$5.05	$3.53

The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2017
(shares in thousands)	Shares	Weighted-Average Exercise Price
Beginning stock options outstanding	2,594	$10.47
Granted	11	25.16
Exercised (1)	(1,143)	7.26
Canceled	(88)	14.22
Ending stock options outstanding	1,374	$13.01
Ending stock options exercisable	1,001	$11.34

(1)	Upon exercise, the Company issues new shares of common stock.
The following is a summary of information about stock options outstanding as of April 2, 2017:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
5.31 - 5.77	148	1.61	$5.66	148	$5.66
5.89 - 7.24	56	1.34	6.50	56	6.50
7.67 - 7.67	150	3.12	7.67	139	7.67
7.92 - 11.13	120	1.95	9.25	108	9.03
11.79 - 11.79	350	3.88	11.79	277	11.79
12.16 - 12.16	186	4.12	12.16	119	12.16
18.55 - 20.56	18	5.02	19.47	9	19.46
21.95 - 21.95	327	5.12	21.95	143	21.95
25.16 - 25.16	11	6.79	25.16	—	—
27.36 - 27.36	8	5.70	27.36	2	27.36
	1,374	3.66	$13.01	1,001	$11.34
As of April 2, 2017, the weighted-average remaining contractual life of stock options outstanding was 3.66 years and the aggregate intrinsic value was $14.7 million.  The weighted-average remaining contractual life of stock options exercisable was 3.29 years and the aggregate intrinsic value was $12.4 million. Unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was $0.6 million and will be recognized over a weighted-average period of 0.83 years.
As of April 2, 2017, stock options vested and expected to vest totaled approximately 1.3 million with a weighted-average exercise price of $12.81 and a weighted-average remaining contractual life of 3.62 years. The aggregate intrinsic value as of April 2, 2017 was approximately $14.5 million.
Restricted Stock Units
Restricted stock units granted by the Company under the 2004 Plan generally vest over at least a three year period from the grant date with one-third of restricted stock units vesting on each one-year anniversary. As of April 2, 2017, 3.8 million restricted stock unit awards were outstanding under the 2004 Plan.

The following table summarizes the Company’s restricted stock unit activity and related weighted-average exercise prices for each category:

	Fiscal 2017
(shares in thousands)	Shares	Weighted- Average Grant Date Fair Value Per Share
Beginning RSUs outstanding	3,693	$16.09
Granted	1,929	20.75
Released	(1,302)	14.13
Forfeited	(477)	17.80
Ending RSUs outstanding	3,843	$18.88
As of April 2, 2017, restricted stock units expected to vest totaled approximately 3.4 million with a weighted-average remaining contract life of 1.19 years.  The aggregate intrinsic value was approximately $79.4 million.
As of April 2, 2017, the unrecognized compensation cost related to restricted stock units granted under the Company’s equity incentive plan was approximately $26.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.30 years.
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

	Fiscal 2017
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

In June 2014, under the 2004 Plan, the Company granted approximately 0.5 million shares of restricted stock units with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments: the first installment vested on June 15, 2016, and the second will vest on June 15, 2017.
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
The following weighted average assumptions were used to calculate the fair value of the market-based equity award using a Monte Carlo simulation model:

	June 15, 2016	June 15, 2015	June 15, 2014
Estimated fair value	$28.01	$33.08	$21.00
Expected volatility	46.9%	41.2%	34.6%
Expected term (in years)	1.80	1.80	1.80
Risk-free interest rate	0.70%	0.65%	0.38%
Dividend yield	—%	—%	—%

As of April 2, 2017, the total market-based stock units outstanding were approximately 0.8 million.
As of April 2, 2017, market-based stock units vested and expected to vest totaled approximately 0.7 million with a weighted-average remaining contract life of 0.91 years. The aggregate intrinsic value was approximately $16.4 million.
As of April 2, 2017, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $7.1 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 0.97 years.
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
Activity under the Company’s ESPP is summarized in the following table:

(in thousands, except per share amounts)	Fiscal 2017	Fiscal 2016	Fiscal 2015
Number of shares issued	508	606	641
Average issuance price	$18.24	$17.05	$12.89
Number of shares available at year-end	3,264	3,772	4,378
Note 10. Stockholders' Equity
Stock Repurchase Program.  In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. In fiscal 2015, the Company repurchased 5.3 million shares for $79.2 million. In fiscal 2016, the Company repurchased 17.9 million shares for $422.3 million. In fiscal 2017, the Company repurchased 4.3 million shares for $93.5 million.

As of April 2, 2017, approximately $92.1 million was available for future purchase under the Company's share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The program is intended to reduce the number of outstanding shares of common stock to offset dilution from employee equity grants and increase stockholder value.
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
Note 11. Balance Sheet Detail

(in thousands)	April 2, 2017	April 3, 2016
Inventories, net
Raw materials	$2,017	$3,251
Work-in-process	35,192	29,408
Finished goods	15,079	21,584
Total inventories, net	$52,288	$54,243
Accounts receivable, net
Accounts receivable, gross	$94,396	$79,015
Allowances	(5,084)	(4,629)
Total accounts receivable, net	$89,312	$74,386
Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	268,683	250,628
Building and leasehold improvements	49,022	49,015
Total property, plant and equipment, gross	329,240	311,178
Less: accumulated depreciation (1)	(248,279)	(237,301)
Total property, plant and equipment, net	$80,961	$73,877
Other current liabilities
Accrued restructuring costs (2)	$4,841	$2,816
Other (3)	15,364	12,158
Total other current liabilities	$20,205	$14,974
Other long-term obligations
Deferred compensation related liabilities	$15,024	$13,052
Other (4)	3,870	8,212
Total other long-term liabilities	$18,894	$21,264
(1) Depreciation expense was $20.8 million, $18.3 million and $18.8 million for fiscal years 2017, 2016 and 2015, respectively.
(2) Includes accrued severance costs related to integration, the disposed HSC business, and other restructuring actions. Refer to Note 15 for additional information.
(3) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of supplier obligations, current portion of capital lease payable, and other accrued unbilled expenses.
(4) Other long-term obligations consist primarily of liability for contingent consideration payment, non-current deferred gain and other long-term accrued liabilities.

Note 12. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of April 2, 2017 and April 3, 2016 were as follows:

(in thousands)	April 2, 2017	April 3, 2016
Gross deferred revenue	$2,335	$9,460
Gross deferred costs	(350)	(2,454)
Deferred income on shipments to distributors	$1,985	$7,006
The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory. The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Based on the last four quarters, this amount has ranged from an average of approximately 25% to 31% of the list price billed to the customer. The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors. Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world. As such, inventory write-downs or products in the distribution channel have not been significant. The decrease in deferred income in fiscal 2017 was due to lower inventory balances for distributors where the Company cannot reliably estimate the related credits and allowances.
Note 13. Accumulated Other Comprehensive Income (Loss)
Changes in the balance of accumulated other comprehensive income (loss), net of taxes, by component consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain or loss on available-for-sale investments	Pension adjustments	Total
Balance, March 29, 2015	$(3,721)	$860	$680	$(2,181)
Other comprehensive loss before reclassifications	(280)	(983)	—	(1,263)
Amounts reclassified out of accumulated other comprehensive income (AOCI)	—	345	(615)	(270)
Net current-period other comprehensive loss	(280)	(638)	(615)	(1,533)
Balance, April 3, 2016	(4,001)	222	65	(3,714)
Other comprehensive loss before reclassifications	(2,042)	(1,392)	—	(3,434)
Amounts reclassified out of AOCI	—	363	—	363
Net current-period other comprehensive loss	(2,042)	(1,029)	—	(3,071)
Balance, April 2, 2017	$(6,043)	$(807)	$65	$(6,785)
Amounts reclassified out of comprehensive income (loss) components consisted of the following:

(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015	Location
Unrealized holding gains or losses on available-for-sale investments	$363	$345	$(127)	interest and other, net
Change in unrealized gains or losses on post-employment and post-retirement benefit plans	—	(615)	(52)	operating expense
Total amounts reclassified out of accumulated other comprehensive gains or losses	$363	$(270)	$(179)

Note 14. Goodwill and Intangible Assets, Net
Goodwill activity for fiscal 2017 and 2016 is summarized as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of March 29, 2015	$122,248	$13,396	$135,644
Additions - ZMDI acquisition (see Note 3)	600	169,489	170,089
Balance as of April 3, 2016	$122,848	$182,885	$305,733
Impairment - the Disposal Group (see Note 5)	(161)	—	(161)
Additions - Synkera acquisition (see Note 3)	—	1,353	1,353
Balance as of April 2, 2017	$122,687	$184,238	$306,925
Goodwill balance as of April 2, 2017 and April 3, 2016 was net of $920.3 million in accumulated impairment losses.
Intangible asset balances as of April 2, 2017 and April 3, 2016 are summarized as follows:

	April 2, 2017
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$262,184	$—	$(199,851)	$62,333
Trademark	5,391	—	(5,347)	44
Customer relationships	173,097	—	(137,239)	35,858
Intellectual property licenses	16,196	(1,310)	(4,303)	10,583
Total purchased intangible assets	$456,868	$(1,310)	$(346,740)	$108,818

	April 3, 2016
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$279,514	$(205,307)	$74,207
Trademark	5,211	(4,576)	635
Customer relationships	172,787	(130,745)	42,042
Order backlog	5,800	(4,504)	1,296
Intellectual property licenses	11,400	(1,819)	9,581
Total purchased intangible assets	$474,712	$(346,951)	$127,761
As a result of the acquisition of Synkera, the Company recognized additional intangible assets with total original value of $1.5 million during fiscal 2017 (see Note 3).
During fiscal 2017, the Company purchased an intangible asset with a cost of $4.6 million and an estimated useful life of 7 years. In fiscal 2016, the Company individually purchased intangible assets with a total cost of $11.4 million and estimated useful life of 3 to 7.5 years. These intangible assets are comprised of intellectual property licenses that are being used by the Company in the development, manufacture and sale of certain products.
As a result of the acquisition of ZMDI, the Company recognized additional intangible assets with total original value of $126.2 million during fiscal 2016 (see Note 3).

Amortization expense for identified intangibles is summarized below:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Existing technology	$12,625	$6,052	$4,534
Trademarks	775	726	916
Customer relationships	6,486	2,253	1,123
Backlog	1,286	4,504	—
Intellectual property licenses	2,481	1,819	—
Total	$23,653	$15,354	$6,573
The intangible assets are being amortized over estimated useful lives of 1 to 7 years.
During fiscal 2017, the Company recorded an impairment charge of $1.3 million in the carrying value of an intangible asset as a result of change in future estimated cash flows related to the intangible asset. The Company also recorded an impairment charge of $0.2 million and $0.3 million in the carrying value of goodwill and intangible assets, respectively, as a result of reclassifying the Disposal Group as held for sale. Refer to Note 5 for additional information.
During fiscal 2015, the Company recorded an impairment charge relating to the HSC assets held for sale of $5.6 million, which consisted of existing technology of $4.6 million, customer relationships of $0.9 million and non-compete agreements of $0.1 million. Refer to Note 4 for additional information.
Based on the intangible assets recorded as of April 2, 2017, assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2018	$19,998
2019	19,884
2020	19,657
2021	19,289
2022 and thereafter	29,990
Total	$108,818

Note 15. Restructuring
The following table shows the provision of the restructuring charges and the remaining liabilities as of April 2, 2017:

		Others (Continuing Operations)
(in thousands)	HSC (Discontinued Operations)	Cost of Revenues	Operating Expenses	Total
Balance as of March 30, 2014	$—	$—	$638	$638
Provision	18,305	—	1,078	19,383
Cash payments	(6,073)	—	(1,421)	(7,494)
Foreign exchange impact	(2,015)	—	—	(2,015)
Balance as of March 29, 2015	10,217	—	295	10,512
Provision	—	435	11,197	11,632
Cash payments	(8,877)	(128)	(10,533)	(19,538)
Foreign exchange impact	194	—	16	210
Balance as of April 3, 2016	1,534	307	975	2,816
Provision	—	2,605	13,804	16,409
Cash payments	(83)	(2,709)	(11,092)	(13,884)
Foreign exchange impact	(24)	(2)	(474)	(500)
Balance as of April 2, 2017	$1,427	$201	$3,213	$4,841
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
Integration-related Restructuring Plan
During fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council, was approved by the German Works Council. Also, the details of the plan were communicated to the affected employees. The plan identified the number of employees to be terminated, their job classification or function, their location and the date that the plan is expected to be completed. The plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the plan indicated that it was unlikely that substantial changes to the plan would be made after communication of the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. The restructuring charges recorded in the Consolidated Statements of Operations, in connection with the workforce-reduction plan, were approximately $5.0 million for fiscal 2017, for a total 49 employees. Approximately $4.9 million of the $5.0 million was paid during fiscal 2017 and the remaining $0.1 million will be paid in fiscal 2018.
In fiscal 2016, the Company began the implementation of planned cost reduction and restructuring activities in connection with the acquisition of ZMDI. The Company recorded charges of approximately $6.9 million of employee termination cost for two former executives of ZMDI and 36 employees during fiscal 2016. Approximately $5.7 million of the $6.9 million of employee termination cost was paid in fiscal 2016 and the remaining $1.2 million was paid during fiscal 2017.

Radio Frequency Business
During fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Radio Frequency business in France. The plan which sets forth the general parameters, terms and benefits for employee dismissals, was submitted to the French Works Council. The Company initially determined that an ongoing benefit arrangement existed as the affected employees are being protected under the provisions of prior plan and the minimum statutory requirement. Subsequent to this, the Company and the affected employees signed agreements with regards to the timing and payment of severance benefits. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. During fiscal 2017, the Company recorded in the Consolidated Statement of Operations approximately $7.5 million of severance benefits, for a total of 13 employees. During fiscal 2017, the Company paid $4.1 million related to this action. As of April 2, 2017, the total accrued balance for employee severance costs related to this action was $2.9 million. The Company expects to complete this action by December 2017.
HSC Business
In fiscal 2015, the Company prepared a workforce-reduction plan (the Plan) with respect to employees of its HSC business in France and the Netherlands. The Plan sets forth the general parameters, terms and benefits for employee dismissals. The Plan was approved by the French Works Council and Labor Administrator and the related Plan details were communicated to the affected employees in France and the Netherlands. No works council consultation was required in the Netherlands. The Company has not historically offered similar termination benefits as defined in the Plan for these locations. The Plan identified the number of employees to be terminated, their job classification or function, their location and the date that the Plan was expected to be completed. The Plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the Plan indicated that it was unlikely that substantial changes to the Plan would be made after communication to the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit or Disposal Cost Obligations. The restructuring charges recorded to discontinued operations in the Consolidated Statement of Operations were approximately $18.3 million for the fiscal year ended March 29, 2015, for a total of 53 employees in France and the Netherlands combined. The Company has substantially completed payments of these termination benefits and the total accrued balance related to this action was $1.4 million as of April 2, 2017. The Company expects to complete this action by December 2017.
Other
During fiscal 2017, the Company recorded charges of $4.0 million and reduced headcount by 59 employees. During fiscal 2017, the Company paid $3.6 million related to these actions. As of April 2, 2017, the total accrued balance for employee severance costs related to these actions was $0.4 million. The Company expects to complete these actions by the second quarter of fiscal 2018.
In fiscal 2016, the Company recorded charges of $4.7 million and reduced headcount by 48 employees. Approximately $4.6 million of the $4.7 million of employee termination cost was paid in fiscal 2016 and the remaining $0.1 million was paid in fiscal 2017.
In fiscal 2015, the Company recorded other restructuring charges of $1.1 million and reduced headcount by 28 employees in multiple reduction in workforce actions. Approximately $0.8 million of the $1.1 million of employee termination cost was paid in fiscal 2015 and the remaining $0.3 million was paid in fiscal 2016. In fiscal 2015, the Company also paid $0.6 million regarding the remaining severance liabilities for certain actions in fiscal 2014.
Note 16. Commitments and Contingencies
Guarantees
As of April 2, 2017, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, consumption tax in Japan, office rental in Italy and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $1.7 million.
Commitments
Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2025.

As of April 2, 2017, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases were as follows (in thousands):

Fiscal Year	Amount
2018	$5,796
2019	5,648
2020	4,994
2021	3,285
2022 and thereafter	3,605
Total	$23,328
Rent expense for the fiscal years ended April 2, 2017, April 3, 2016 and March 29, 2015 totaled approximately $5.9 million, $3.2 million and $4.2 million, respectively. Other supplier obligations including payments due under various software design tool and technology license agreements totaled $7.1 million, $11.6 million, and 4.6 million as of April 2, 2017, April 3, 2016 and March 29, 2015, respectively.
The Company has machinery and equipment that are accounted for as capital leases. The related liabilities are apportioned between current and long-term other liabilities on the Consolidated Balance Sheets based on the contractual timing of payments. These capital leases will expire in fiscal 2019. As of April 2, 2017, aggregate future commitments for fiscal 2018 and 2019 were $1.4 million and $0.3 million, respectively.
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
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year; however, in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of both April 2, 2017 and April 3, 2016.
Litigation
On February 13, 2017, the Company and GigPeak announced that they had entered into an Agreement and Plan of Merger, dated as of February 13, 2017. On February 17, 2017, a purported class action was filed in Santa Clara County Superior Court, (Carbajal v. Gigpeak, Inc., et al, Case No. 17-cv-306571). On March 8, 2017, a purported class action was filed in the United States District Court of Delaware (Vladimir Gusinsky Rev. Trust v. GigPeak, Case No. 1:17-cv-00241-VAC SRF). On March 13, 2017, a purported class action was filed in the United States District Court for the Northern District of California (Mendoza v. Gigpeak, Inc. et al, Case No. 3;17-cv-01351-WHO). On March 16, a second purported class action was filed in the United States District Court for the Northern District of California (Travis v. GigPeak, Inc. et al, Case No. 5:17-cv-01441-LKH). The Company was named as a defendant in the Carbajal and Gusinsky complaints. The Carbajal complaint asserted claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, including that defendants have failed to secure adequate deal consideration as well as various other breaches of duty. The Gusinsky, Travis and Mendoza complaints asserted claims under Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act. The Gusinsky, Mendoza and Travis complaint alleged that the Schedule 14D-9 filed by GigPeak contained material omissions and misstatements, and sought to enjoin and/or rescind the Offer as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs. The Carbajal complaint was voluntarily dismissed on March 7, 2016. Each of the remaining complaints was voluntarily dismissed by Plaintiffs on or around April 7, 2017, and the actions were closed by the Court on or around May 15, 2017 after Plaintiffs’ fees were agreed to by the parties.

In November 2016, North Star Innovations, Inc. (“NSI”), an IP licensing non-practicing entity and subsidiary of Wi-Lan, Inc., filed a complaint against the Company in the federal courts of the Central District of California, alleging the Company infringed three U.S. patents assigned to and owned by NSI. The Company did not file an Answer or other responsive pleading in this litigation. On or about January 13, 2017, RPX Corporation, a membership-based defensive patent aggregator, entered a license agreement with NSI, to which the Company is a beneficiary based on the Company’s membership in RPX. Based on this license, the Company and NSI signed a Release Agreement effective January 31, 2017, releasing the Company from liability under the claims for infringement of the three asserted patents. On January 31, 2017, the court ordered the litigation against IDT to be formally dismissed.
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
In a related, but independent action, the California Department of Toxic Substances Control (DTSC) notified the Company in September 2012 that the Company, and more than 50 other entities, were being named as respondents to DTSC's Enforcement Order, as “a generator of hazardous waste.” In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement (CACA) with the DTSC, agreeing to conduct the Property investigation and corrective action selection. The CACA supersedes the DTSC's Enforcement Order. The District Court for the Northern District of California stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection.
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
The Company may also be a party to various other legal proceedings and claims arising in the normal course of business from time to time. With regard to these or future litigation matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in the Maxim lawsuit or any other particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.
Note 17. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $2.6 million, $2.6 million and $2.1 million in matching contributions under the plan in fiscal 2017, 2016, and 2015, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.  Participant balances are always 100% vested. As of April 2, 2017 and April 3, 2016, obligations under the plan totaled approximately $15.0 million and $13.1 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of April 2, 2017 and April 3, 2016, the deferred compensation plan assets were approximately $16.0 million and $14.6 million, respectively. The costs incurred by the Company for this plan for insurance, administration and other support were not material for fiscal 2017, 2016 and 2015.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox Enterprises, Inc. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of April 2, 2017 and April 3, 2016, the deferred compensation plan assets were approximately $ 0.4 million and $0.8 million, respectively. As of April 2, 2017 and April 3, 2016, the liabilities under this plan were approximately $0.9 million and $1.8 million, respectively.

International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of April 2, 2017 and April 3, 2016, the net liability for all of these international benefit plans totaled $0.7 million and $0.8 million, respectively.
Pension plan benefits are based primarily on participants’ compensation and years of service credited as specified under the terms of each country’s plan. The funding policy is consistent with the local requirements of each country. The Company does not have defined-benefit pension plans for its United States-based employees. The projected obligations of international employee defined-benefit pension plans and related offsetting plan assets were determined based on actuarial calculations. As of April 2, 2017, the net accumulated liability for these defined-benefit plans was not material. In fiscal 2015, as a result of a workforce-reduction plan under the HSC business in France, the related pension liability decreased by $0.6 million and long-term pension asset increased by $0.4 million. The net period expense was insignificant during fiscal 2017, 2016 and 2015. Distributions made from plans during fiscal 2017, 2016, and 2015 were not material. The Company includes accrued net defined-benefit plan obligations in other long-term liabilities on its Consolidated Balance Sheets.
Note 18. Convertible Senior Notes, Warrants and Hedges
Convertible Notes Offering
On October 29, 2015, the Company priced its private offering of $325 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2022 ("Initial Convertible Notes"). On November 3, 2015, the initial purchasers in such offering exercised in full the over-allotment option to purchase an additional $48.8 million in aggregate principal amount of Convertible Notes (“Additional Convertible Notes”, and together “Convertible Notes”). The aggregate principal amount of Convertible Notes is $373.8 million . The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses.
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
As of April 2, 2017, none of the conditions allowing holders of the Notes to convert had been met.
At the debt issuance date, the Convertible Notes, net of issuance costs, consisted of the following (in thousands):

November 3, 2015
Liability component
Principal	$274,435
Less: Issuance cost	(7,568)
Net carrying amount	266,867
Equity component *
Allocated amount	99,316
Less: Issuance cost	(2,738)
Net carrying amount	96,578
Convertible Notes, net	$363,445
* Recorded in the consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes for fiscal years ended April 2, 2017 and April 3, 2016 (in thousands):

	Fiscal Year Ended
	April 2, 2017	April 3, 2016
Contractual interest expense	$3,307	$1,363
Amortization of debt issuance costs	1,081	450
Amortization of debt discount	12,239	4,904
	$16,627	$6,717

The net liability component of Convertible Notes is comprised of the following as of April 2, 2017 and April 3, 2016 (in thousands):

	Fiscal Year Ended
	April 2, 2017	April 3, 2016
Net carrying amount at beginning of the period / issuance date	$272,221	$266,867
Amortization of debt issuance costs during the year	1,081	450
Amortization of debt discount during the year	12,239	4,904
	$285,541	$272,221
In fiscal 2017, the Company paid contractual interest on the Convertible Note of approximately $3.4 million.

See Note 6 for fair value disclosures related to the Company's Convertible Notes.
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price ($33.45) of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of April 2, 2017 and April 3, 2016, no warrants have been exercised.

Note 19. Income Taxes
The components of income (loss) before income taxes and the income tax expense (benefit) were as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Income before income taxes from continuing operations:
United States	$(16,736)	$5,431	$6,113
Foreign	116,021	128,433	109,825
Income before income taxes	$99,285	$133,864	$115,938
Income tax expense (benefit) from continuing operations:
Current:
United States	$(146)	$5,694	$—
State	103	154	47
Foreign	1,611	38	1,312
	1,568	5,886	1,359
Deferred:
United States	(6,363)	(59,944)	79
State	7	26	2
Foreign	(5,111)	(7,403)	(83)
	(11,467)	(67,321)	(2)
Income tax expense (benefit) from continuing operations	$(9,899)	$(61,435)	$1,357
For fiscal year 2017 stock-based compensation excess tax benefits of $2.5 million were reflected in the income tax benefit as a result of the early adoption of ASU 2016-09. For fiscal year 2016 the excess tax benefits of $4.5 million, associated with stock-based compensation that decreased income taxes payable, were recorded in additional paid-in capital. For fiscal year 2015, there was no income tax benefit associated with stock-based compensation that decreased income taxes payable and was recorded in additional paid-in capital.
Reconciliation between the statutory U.S. income tax rate of 35% and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Provision from continuing operations at 35% U.S. statutory rate	$34,750	$46,852	$40,579
State tax, net of federal benefit	(389)	198	160
Effect of foreign operations	(48,018)	(55,331)	(35,740)
Repatriation of foreign earnings	10,121	32,957	—
Valuation allowance	1,424	(81,553)	3,372
Research tax credits	(7,801)	(6,150)	(4,439)
Stock-based compensation	(1,785)	1,028	(2,740)
Other	1,799	564	165
Income tax expense (benefit) from continuing operations	$(9,899)	$(61,435)	$1,357
As a result of the Company's international manufacturing operations, a significant portion of the Company's worldwide profits are in jurisdictions outside the United States, primarily Malaysia, which has granted the Company significant reductions in tax rates. These lower tax rates allow the Company to record a relatively low tax expense on a worldwide basis. The Company was granted a tax incentive in Malaysia during fiscal 2009.  The tax incentive was contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate an APAC regional headquarters center.  In the fourth quarter of fiscal 2012, the Company agreed with the Malaysia Industrial Development Board to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  The Company is required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. The impact of these tax incentives decreased foreign taxes by $31.6 million, $25.0 million, and $9.7 million for fiscal 2017, 2016, and 2015, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.24, $0.17, and $0.06, for fiscal 2017, 2016, and 2015, respectively.
In fiscal 2016, after examination of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that beginning in fiscal year 2016, the Company would no longer require 100% of its foreign-generated cash to support its foreign operations. The Company plans to continue to repatriate a portion of its offshore earnings generated after March 29, 2015 to the U.S. for domestic operations, and the Company has accrued for the related tax impacts accordingly.
In the fourth quarter of fiscal 2016, the Company repatriated $85 million of its offshore earnings to the U.S. for domestic operations, bringing the total repatriation in fiscal 2016 to $101 million, which included a distribution above and beyond the anticipated annual amount. This repatriation, during the fourth quarter of fiscal 2016, reflected the Company’s objectives of increasing its available U.S. cash and providing liquidity to meet its cash needs in the U.S., including, among other things, servicing debt, potentially funding strategic investments, and potentially funding opportunistic share repurchases on an accelerated basis, while evaluating the future cash needs in the Company’s foreign jurisdictions after our recent foreign acquisition.
For earnings accumulated as of March 29, 2015, the Company continues to indefinitely reinvest such amounts in its foreign jurisdictions, except to the extent there is any previously taxed income which is expected to be repatriated. No U.S. income taxes have been provided for approximately $933.7 million of undistributed earnings of foreign subsidiaries. As the Company currently has no plans to repatriate those earnings, no U.S. income taxes have been provided thereon. Upon distribution of those earnings in the form of dividends or otherwise, the Company could be subject to both U.S. income taxes (subject to an adjustment for foreign tax credits) and withholding taxes payable to various foreign countries. As the Company does not know the time or manner in which the Company would repatriate those funds, it is not practical to determine the impact of local taxes, withholding taxes and foreign tax credits associated with the future repatriation of such earnings and therefore the Company cannot quantify the tax liability.
On January 16, 2017, the Malaysia Finance Act of 2017 (the “Act”) was enacted. The Act contains a number of provisions including, most notably, the reimposition of withholding taxes on offshore services provided to Malaysian entities and is effective prospectively from the date of enactment. The Company has determined that it will not affect its intercompany activities and will not have a material adverse effect on the Company’s results of operations and cash flows.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	April 2, 2017	April 3, 2016
Deferred tax assets:
Deferred income on shipments to distributors	$307	$2,016
Non-deductible accruals and reserves	17,291	19,432
Net operating losses and credit carryforwards	148,941	112,380
Depreciation and amortization	14,005	14,473
Stock options	4,087	3,262
Other	2,046	1,747
Total deferred tax assets	186,677	153,310
Deferred tax liabilities:
Purchased intangibles	(31,421)	(38,318)
Other	(9,997)	(10,975)
Total deferred tax liabilities	(41,418)	(49,293)
Valuation allowance	(73,263)	(62,800)
Net deferred tax assets	$71,996	$41,217
The Company maintained a full valuation allowance against its deferred tax assets through the third quarter of fiscal 2016 as there was insufficient positive evidence to overcome the significant negative evidence and to conclude that it was more likely than not that the deferred tax assets would be realized. In the fourth quarter of fiscal 2016, the Company generated a substantial amount of U.S. profits, especially as a result of the repatriation of foreign earnings during the fourth quarter of fiscal 2016, utilizing its remaining U.S. federal net operating loss carryovers available as well as a significant amount of U.S. tax credit carryforwards. In addition, in the fourth quarter of fiscal 2016 the Company validated its mid-term business plan. The Company also considered forecasts of future taxable income and evaluated the utilization of its remaining tax credit carryforwards prior to their date of expiration. All of these were significant positive factors that overcame prior negative evidence and the Company concluded that it was appropriate to release the valuation allowance of $61.7 million against its deferred tax assets as of April 3, 2016, with the exception of deferred tax assets related to certain foreign and state jurisdictions.
As of April 2, 2017, the Company continued to maintain a valuation allowance against its net deferred tax assets in certain foreign and state jurisdictions, as management is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The valuation allowance for deferred tax assets increase by $10.5 million and decreased by $86.2 million in fiscal 2017 and 2016, respectively.
As of April 2, 2017, the Company had federal, state and foreign net operating loss (NOL) carryforwards of approximately $6.6 million and $69.5 million and $96.9 million, respectively. The foreign net operating loss carryforwards were obtained as part of the acquisition of ZMDI in fiscal 2016 (see Note 3, “Business Combinations” for additional information on the acquisition). The federal NOL carryforwards will expire in various years from fiscal 2020 through 2037, if not utilized.  The state NOL carryforwards will expire in various years from fiscal 2018 through 2037, if not utilized.  The foreign NOL carryforwards do not expire. The utilization of US federal and state NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, the Company does not expect that such annual limitation will impair the realization of these NOLs.
As of April 2, 2017, the Company had approximately $66.8 million of federal research and development tax credit carryforwards, and $12.0 million of foreign tax credit carryforwards. The federal research and development tax credit carryforwards will expire in fiscal years 2019 through 2037, if not utilized, and the foreign tax credit carryforwards will expire in fiscal years 2018 to 2027, if not utilized. The Company also had, as of April 2, 2017, approximately $91.7 million of state income tax credit carryforwards, of which $10.6 million will expire in fiscal years 2019 through 2037, if not utilized. The Company also had, as of April 2, 2017, approximately $9.4 million of tax credit carryforwards in foreign jurisdictions, which will expire in fiscal years 2019 through 2037.
The federal, state, and foreign NOL and tax credit carryforwards in the income tax returns filed include unrecognized tax benefits. The deferred tax assets recognized for those NOLs and tax credits are presented net of these unrecognized tax benefits.
In October 2015, the Company issued Convertible Notes which led to the establishment of $0.9 million of net deferred tax liability associated with the equity component of the Convertible Notes and its related debt issuance costs (see Note 18, “Convertible Senior Notes, Warrants and Hedges” for additional information on the Convertible Notes). This deferred tax liability led to a net reduction of valuation allowance of an equal amount in the third quarter of fiscal 2016.
The following tables summarize the activities of gross unrecognized tax benefits:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Beginning balance	$33,075	$33,190	$32,237
Increases related to prior year tax positions	1,374	1,474	549
Decreases related to prior year tax positions	(87)	(719)	(296)
Increases related to current year tax positions	2,864	938	803
Decrease related to settlement	—	(1,758)	—
Decreases related to the lapsing of statute of limitations	(233)	(50)	(103)
Ending balance	$36,993	$33,075	$33,190
The amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $19.1 million and $16.0 million as of April 2, 2017 and April 3, 2016, respectively.  As of April 2, 2017, approximately $12.8 million of unrecognized tax benefits would be offset by a change in valuation allowance. The Company recognizes potential interest and penalties related to the income tax on the unrecognized tax benefits as a component of income tax expense and accrued approximately $0.1 million for these items in fiscal 2017 and 2016, respectively.

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
During the quarter ended April 2, 2017, the Company closed out all positions as part of the examination of the Company's German income tax returns for the fiscal years 2012 through 2014. The outcome did not have a material effect on the Company’s financial position, cash flows or results of operations.
As of April 2, 2017, the Company is under examination in Malaysia for fiscal years 2012 through 2015, in India for fiscal year 2015, and in the State of New York for fiscal years 2013 through 2016. Although the final outcome is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion, in favor of Altera Corp., related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Internal Revenue Service filed a notice of appeal on February 19, 2016 in this case. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of April 2, 2017. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.
The Company believes that within the next 12 months, it is reasonably possible that a decrease of up to $0.2 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapses.
The Company's open years in the U.S. federal jurisdiction are fiscal 2014 and later years. In addition, the Company is effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that the Company has tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. The Company's open years in various state and foreign jurisdictions are fiscal years 2010 and later.
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

The tables below provide information about these segments:

Revenues by segment	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Communications	$265,421	$302,188	$313,630
Computing, Consumer and Industrial	462,822	395,188	259,275
Total revenues	$728,243	$697,376	$572,905
The Company utilizes global and regional distributors around the world, that buy product directly from the Company on behalf of their customers. Sales through a distributor, Uniquest, represented approximately 11%, 16% and 16% of the Company's revenues in fiscal 2017, 2016 and 2015, respectively. Sales through a distributor, Avnet and its affiliates, represented approximately 10%, 15% and 14% of the Company’s revenues in fiscal 2017, 2016 and 2015, respectively. Each of these distributors serves customers within both of the Company's reportable segments. SK Hynix and its affiliates, which is a direct OEM customer, accounted for 12% of the Company's revenues in fiscal 2016. No other distributor or single direct or consignment customer represented 10% or more of our total revenues in fiscal 2017, 2016 and 2015.

At April 2, 2017, two distributors represented approximately 11% and 10%, respectively, of the Company's accounts receivable. At April 3, 2016, two distributors represented approximately 12% and 10%, respectively, of the Company's accounts receivable.

Income (Loss) by segment from continuing operations	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Communications	$105,016	$115,888	$116,018
Computing, Consumer and Industrial	91,911	88,101	29,301
Unallocated expenses:
Amortization of intangible assets	(21,360)	(13,662)	(6,573)
Inventory fair market value adjustment	(4,079)	(5,531)	—
Loss on divestitures	(710)	—	—
Asset impairment and other	(1,026)	(147)	(2,968)
Stock-based compensation	(39,869)	(34,158)	(22,453)
Severance, retention and facility closure costs	(16,335)	(11,701)	(1,250)
Acquisition-related income (costs) and other	(2,295)	(2,591)	125
Deferred compensation plan benefit, net	(54)	(26)	(50)
Interest income (expense) and other, net	(11,914)	(2,309)	3,788
Income from continuing operations, before income taxes	$99,285	$133,864	$115,938
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Hong Kong	$258,970	$304,392	$262,274
Rest of Asia Pacific	229,059	173,408	137,066
Korea	77,269	75,402	42,873
Americas (1)	69,419	74,631	68,373
Europe	93,526	69,543	62,319
Total revenues	$728,243	$697,376	$572,905

(1)	Revenues from the customers in the U.S. were $63.0 million, $65.2 million and $61.7 million in fiscal 2017, 2016 and 2015, respectively.
The Company’s significant operations outside of the United States include a test facility in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	April 2, 2017	April 3, 2016
United States	$37,996	$38,735
Malaysia	24,386	20,150
Germany	12,477	9,235
Canada	3,512	3,781
All other countries	2,590	1,976
Total property, plant and equipment, net	$80,961	$73,877

Note 21. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 2, 2017	April 3, 2016	March 29, 2015
Interest income	$2,916	$3,616	$2,724
Other income, net	2,906	652	2,094
Interest income and other, net	$5,822	$4,268	$4,818
Interest income is derived from earnings on cash and short term investments. Other income, net primarily consists of gains or losses in the fair value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses.
Note 22. Derivative Financial Instruments
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
As of April 2, 2017 and April 3, 2016, the Company did not have any outstanding foreign currency contracts that were designated as hedges of forecasted cash flows or capital equipment purchases. The Company did not enter into derivative financial instruments for speculative or trading purposes. The Company also has foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $32.0 million and $20 million, all of which were available as of April 2, 2017 and April 3, 2016.

Note 23. Subsequent Events

On April 4, 2017, the Company completed its purchase of all of the outstanding common stock, par value of $0.001 per share, of GigPeak, Inc. (GigPeak), in an all-cash transaction for approximately $250 million. GigPeak was a publicly listed company headquartered in San Jose, California that was a global supplier of semiconductor ICs and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. At the time of the issuance of the Company’s consolidated financial statements as of and for the fiscal year ended April 2, 2017, the initial accounting for the acquisition of GigPeak, including purchase price allocation, was yet to be completed.

The Company funded the acquisition from its available cash on hand and net proceeds from borrowings under its credit facility entered into on April 4, 2017 with JPMorgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the “Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (Initial Term B Loan). In addition, the Company may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $200 million and an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio test; provided, however that incremental revolving loan commitments may not exceed $50 million . The Company also used portion of the proceeds of the loan to pay off GigPeak’s existing credit facility with Silicon Valley Bank and to pay acquisition-related expenses.

The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any Convertible Notes (see Note 18) are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless the Company and its guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. The Company may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. For the initial three-month period through June 30, 2017, the interest rate on the Initial Term B Loan is approximately 4.15%.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Year Ended April 2, 2017
	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter
Revenues	$192,128	$184,059	$176,358	$175,698
Gross profit	108,349	106,532	104,085	101,672
Net income from continuing operations	20,947	24,591	33,437	30,209
Net income from discontinued operations	—	—	1,298	—
Net income	$20,947	$24,591	$34,735	$30,209
Basic net income per share – continuing operations	$0.16	$0.18	$0.25	$0.23
Basic net income per share	$0.16	$0.18	$0.26	$0.23
Diluted net income per share – continuing operations	$0.15	$0.18	$0.24	$0.22
Diluted net income per share	$0.15	$0.18	$0.25	$0.22

	Fiscal Year Ended April 3, 2016
	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)
Revenues	$160,907	$169,498	$177,610	$189,361
Gross profit	99,234	106,546	107,911	107,963
Net income from continuing operations	38,720	42,423	32,545	81,611
Net loss from discontinued operations	(562)	—	—	—
Net income	$38,158	$42,423	$32,545	$81,611
Basic net income per share – continuing operations	$0.26	$0.29	$0.23	$0.61
Basic net income per share	$0.26	$0.29	$0.23	$0.61
Diluted net income per share – continuing operations	$0.25	$0.28	$0.22	$0.59
Diluted net income per share	$0.25	$0.28	$0.22	$0.59

(1) In the third quarter of fiscal 2017, the Company completed the sale of the Disposal Group and recorded a loss on divestiture of approximately $0.7 million. Also, the Company recognized a gain on divestiture of approximately $1.3 million, net of tax, from the collection of receivable on the sale of HSC business.
(2) In the third quarter of fiscal 2016, the Company completed the acquisition of ZMDI. The results of operations of the ZMDI business have been included for the period of December 7, 2015 to April 3, 2016.
(3) In the fourth quarter of fiscal 2016, the Company recorded a tax benefit of $61.7 million from the release of a valuation allowance. Based on significant positive evidence which overcame prior negative evidence, the Company concluded that it was appropriate to release the valuation allowance against its deferred tax assets, with the exception of deferred tax assets related to certain foreign and state jurisdictions.

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
Our management assessed the effectiveness of our internal control over financial reporting as of April 2, 2017. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).
Based on our management's assessment using those criteria, management concluded that our internal control over financial reporting was effective as of April 2, 2017.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our internal control over financial reporting as of April 2, 2017, which report appears under Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers, and their respective ages as of April 2, 2017, are as follows:

Name	Age	Position
Gregory L. Waters	56	President and Chief Executive Officer
Brian C. White (1)	52	Vice President, Chief Financial Officer
Sailesh Chittipeddi	54	Executive Vice President of Operations and Chief Technical Officer
Chris Allexandre	42	Senior Vice President of Global Sales and Marketing
Mario Montana (1)	55	Vice President and General Manager, Automotive and Industrial Products Division
Sean Fan (1)	51	Vice President and General Manager, Computing and Communications Division
Frantz Saintellemy (2)	43	Vice President and General Manager, IoT Systems Division
Dave Shepard (1)	55	Vice President and General Manager, Consumer Products Division
Anja Hamilton (1)	46	Vice President, Global Human Resources
Matthew D. Brandalise (1)	51	Vice President, General Counsel and Corporate Secretary
Mr. Waters joined the Company as President and Chief Executive Officer in January 2014 and was appointed to the Board of Directors at the same time. Prior to joining IDT, Mr. Waters served as Executive Vice President and General Manager, Front-End Solutions at Skyworks Solutions, Inc., a semiconductor company, from 2006 until December 2012. From 2003 to 2006, he served in various positions at Skyworks, including Senior Vice President beginning in 2005, Vice President and General Manager, Cellular Systems beginning in 2004 and Vice President, Linear Products beginning in 2003. From 2001 until 2003, Mr. Waters served as Senior Vice President of Strategy and Business Development at Agere Systems Inc. and, beginning in 1998, held positions at Agere Systems (now Avago Technologies) (Agere) as Vice President of the Wireless Communications business and Vice President of the Broadband Communications business. Prior to working at Agere, Mr. Waters held a variety of senior management positions at Texas Instruments Inc., including Director of Network Access Products and Director of North American Sales. Mr. Waters holds a B.S. of Engineering from the University of Vermont and an M.S. in Computer Science from Northeastern University.
Mr. White joined IDT in February 2007 and became Vice President and Chief Financial Officer in September 2013.  Prior to his current role, he served as Vice President Finance and Treasurer.  Before joining IDT, Mr. White held management positions with Nvidia, Hitachi GST and IBM.  He started his career in public accounting with Deloitte & Touche and Arthur Andersen and maintains credentials as both a CPA and CFP.  Mr. White has over 25 years of professional experience in finance, business line management, strategy and business development.  Mr. White holds an M.B.A. from the University of Notre Dame and a Bachelor's degree in Business Administration from Seattle University.
Dr. Chittipeddi joined IDT as Vice President of Global Operations and Chief Technical Officer in March 2014. Dr. Chittipeddi was promoted to Executive Vice President of Global Operations and Chief Technical Officer in February 2017. Prior to joining IDT, Dr. Chittipeddi served as President, Chief Executive Officer and a director of Conexant Systems, Inc. (“Conexant”), a semiconductor company, from April 2011 until July 2013 through its emergence from Chapter 11 reorganization. Prior to that, since 2006 he served in various positions at Conexant, including Chief Operating Officer and Chief Technology Officer. From 2001 until 2006, Dr. Chittipeddi served as Head of Foundry Operations and additionally managed the joint venture Silicon Manufacturing Partners between Agere and Chartered Semiconductor (now Global Foundries). Prior to that, he served in a variety of positions at AT&T-Bell Labs, SEMATECH and Lucent Technologies. Dr. Chittipeddi holds an M.B.A. from the University of Texas at Austin and an M.S. and a Ph.D. in Physics from The Ohio State University.
Mr. Allexandre joined IDT as Senior Vice President of Global Sales and Marketing in February 2017. Prior to joining IDT, Mr. Allexandre worked for NXP Semiconductors as Senior Vice President Worldwide Sales for Mass Market and Global Distribution. Before that, he was Senior Vice President of Worldwide Sales, Marketing and Supply Chain at Fairchild Semiconductors. Prior to Fairchild, he held various positions at Texas Instruments, up to vice president of EMEA Regional Sales & Applications and Distribution. Mr. Allexandre holds a MSc. in electrical engineering from the Engineering High School of North (ISEN).
Mr. Montana joined IDT in 1997 and became Vice President and General Manager, Automotive and Industrial in 2017. Prior to his current role, Mr. Montana was various management positions with IDT including Vice President, Chief Sales Officer, General Manager, Enterprise Computing Division (formerly Serial Switching Division), Director, IDT Serial-Switching Division, Director, IDT Strategic Marketing Group, and Product Line Director, IDT Telecommunications, FIFO, Logic and Timing groups, respectively. Mr. Montana holds a B.S.E.E. from the University of Waterloo, and a MBA from Santa Clara University.

Mr. Fan joined IDT in 1999 and became Vice President and General Manager of IDT’s Computing and Communications Division in August 2013. Prior to his current position, Mr. Fan held various management roles at IDT, including Vice President and General Manager of the Interface Connectivity Division, Vice President of China Operations, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations, and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel Semiconductor, and the National Lab of Telecom Research in China. Mr. Fan holds a Master of Science degree in Computer Engineering from University of Cincinnati, and a B.S. degree in Computer and Telecommunications from Beijing University of Posts and Telecommunications.
Mr. Saintellemy joined IDT through the acquisition of Zentrum Mikroelektronik Dresden AG (“ZMD AG”) in December 2015 and served as Vice President of IDT’s IoT Systems Division from February, 2017 to April 24, 2017. Prior to that, Mr. Saintellemy was Vice President of IDT’s Automotive and Industrial division. Prior to IDT’s acquisition of ZMD AG, Mr. Saintellemy served both as President of ZMD America Inc., and as Executive Vice President of Global Sales and Marketing for ZMD AG. Prior to that, Mr. Saintellemy was ZMD AG’s Executive Vice President of Corporate Strategy and Business Development and Sales for North America. Before joining ZMD AG, Mr. Saintellemy was Chief Technical Officer and Corporate Vice President of Technical Marketing at Future Electronics. Prior to that, Mr. Saintellemy held various product line management positions at Analog Devices. Mr. Saintellemy holds a B.S.E.E. from Northeastern University, an M.S.E.E. from MIT and a B.S. in commerce and marketing from HEC (University of Montreal) and has completed various engineering leadership development programs from MIT Sloan.
Mr. Shepard joined IDT as Vice President and General Manager, Timing and RF Division, in May 2014. In September 2015, Mr. Shepard became general manager of the Company’s Consumer Products Division, which includes the radio frequency, timing, and wireless power businesses. Prior to joining IDT, Mr. Shepard served as Vice President and General Manager, High Performance Solutions at Peregrine Semiconductor Corp. from 2010 to 2014. From 2003 to 2009, Mr. Shepard served as President and Chief Executive Officer of Sequoia Communications, Inc., a cellular RF transceiver startup. Prior to 2003, Mr. Shepard held a variety of senior management positions at Texas Instruments Inc., including General Manager of the Wireless Infrastructure Business. Mr. Shepard holds a B.A. in Physics from Lawrence University and a M.S. in Electrical Engineering from University of Wisconsin - Madison.
Ms. Hamilton joined IDT in February 2011, and in October 2012 became our VP, Global Human Resources. Prior to joining IDT Ms. Hamilton was the Director of Global Compensation and HRIS at Atmel from August 2008 through January 2011.Prior to Atmel, Ms. Hamilton held various HR management positions at eBay and Electronic Arts. Ms. Hamilton has over 24 years of business management experience, with over 18 of those in human resources. Ms. Hamilton received her degree in business administration at the College of Applied Sciences in Augsburg, Germany, and holds several certifications in Human Resource Management.
Mr. Brandalise joined IDT in May 2000 and became Vice President, General Counsel, and Corporate Secretary in October 2012. Prior to his current role, Mr. Brandalise served as a Senior Director in IDT's Legal Department. Previously, Mr. Brandalise held Director, Senior Corporate Counsel, and Corporate Counsel positions in IDT’s Legal Department. Mr. Brandalise joined IDT with 8 years of prior law firm experience focusing on the areas of commercial transactions, mergers & acquisitions, corporate governance, and commercial litigation. Mr. Brandalise holds a B.A. in Political Science from the University of California at Santa Barbara, and a J.D. from Santa Clara University School of Law.
The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
Other information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Corporate Governance-Board of Directors Meetings and Committees” in our Proxy Statement for the 2017 Annual Meeting of Stockholders.
We have adopted a written code of business ethics that applies to all of our employees and to our Board of Directors. A copy of the code is available on our website at http://www.IDT.com. If we make any substantive amendments to the code of business ethics. or grant any waiver from a provision of the code of business ethics to any of our directors or officers, we will promptly disclose the nature of the amendment or waiver on our website.
The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Consideration of Stockholder Nominees for Director” and “Corporate Governance—Board of Directors Meetings and Committees" in our Proxy Statement for the 2017 Annual Meeting of Stockholders.

Note (1) Some executive officers’ titles changed in May 2017. The details are as follows:
Brian C White: Senior Vice President, Chief Financial Officer
Mario Montana: Vice President and Corporate General Manager, Automotive and Industrial Group
Sean Fan: Senior Vice President and Corporate General Manager, Computing and Communications Group
Dave Shepard: Senior Vice President and Corporate General Manager, Mobility Products Group
Anja Hamilton: Vice President and Chief People Officer
Matthew D. Brandalise: Vice President, Chief Legal Officer and Corporate Secretary
Note (2) Mr. Saintellemy’s employment with the Company ceased on April 24, 2017.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2017 Annual Meeting of Stockholders.

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
ITEM 16. FORM 10-K SUMMARY
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ GREGORY L. WATERS
May 19, 2017		Gregory L.Waters President and Chief Executive Officer

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

Signature	Title	Date

/s/ GREGORY L. WATERS	Chief Executive Officer, President and Director	May 19, 2017
Gregory L. Waters	(Principal Executive Officer)

/s/ BRIAN C. WHITE	Senior Vice President, Chief Financial Officer	May 19, 2017
Brian C. White	(Principal Financial and Accounting Officer)

/s/ JOHN SCHOFIELD	Chairman of the Board	May 19, 2017
John Schofield

/s/ GORDON PARNELL	Director	May 19, 2017
Gordon Parnell

/s/ UMESH PADVAL	Director	May 19, 2017
Umesh Padval

/s/ KEN KANNAPPAN	Director	May 19, 2017
Ken Kannappan

/s/ NORMAN TAFFE	Director	May 19, 2017
Norman Taffe

/s/ ROBERT RANGO	Director	May 19, 2017
Robert Rango

/s/ SELENA LOH LACROIX	Director	May 19, 2017
Selena Loh LaCroix

INTEGRATED DEVICE TECHNOLOGY, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions/(Releases)	Deductions/Adjustments	Balance at End of Period
Allowance for returns, price credits and doubtful accounts
Fiscal Year Ended March 29, 2015	$3,134	$1,680	$(150)	$4,664
Fiscal Year Ended April 3, 2016	$4,664	$117	$(152)	$4,629
Fiscal Year Ended April 2, 2017	$4,629	$544	$(89)	$5,084
Tax valuation allowance
Fiscal Year Ended March 29, 2015	$143,704	$12,427	$(7,177)	$148,954
Fiscal Year Ended April 3, 2016	$148,954	$3,527	$(89,681)	$62,800
Fiscal Year Ended April 2, 2017	$62,800	$14,168	$(3,705)	$73,263

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 13, 2017, by and among Integrated Device Technology, Inc. and GigPeak, Inc.	8-K	00-12695	2.1	2/13/2017
2.2	Business Purchase Agreement, dated as of February 22, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.1	7/20/2012
2.3	Amendment No. 1 to Business Purchase Agreement, dated as of June 21, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.2	7/20/2012
2.4	Amendment No. 2 and Waiver to Business Purchase Agreement, dated as of July 19, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.3	7/20/2012
3.1	Restated Certificate of Incorporation, as amended to date.	10-K	00-12695	3.1	5/21/2012
3.2	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Integrated Device Technology, Inc., as filed with the Secretary of State of the State of Delaware.	8-A	00-12695	3.6	12/23/1998
3.3	Amended and Restated Bylaws of the Company, effective as of July 23, 2013.	10-Q	00-12695	3.3	9/29/2013
4.1	Indenture (including form of note), dated as of November 4, 2015, between Integrated Device Technology, Inc., and Wilmington Trust, National Association, as trustee.	8-K	00-12695	4.1	11/4/2015
10.1	Credit Agreement, dated as of April 4, 2017, by and among JPMorgan Chase Bank, N.A. (and the other lenders party thereto) and Integrated Device Technology, Inc.	SC TO-T/A	005-84385	(b)(2)	4/4/2017
10.2	Share Purchase and Transfer Agreement, dated October 23, 2015, between Global ASIC GmbH, ELBER GmbH, Freistaat Sachsen, Integrated Device Technology Bermuda Ltd. and Integrated Device Technology, Inc.	10-Q	00-12695	10.1	10/29/2015
10.3	Letter Agreement, dated October 29, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Base Warrants.	8-K	00-12695	10.1	11/4/2015
10.4	Letter Agreement, dated October 29, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Base Call Option Transaction.	8-K	00-12695	10.2	11/4/2015
10.5	Letter Agreement, dated November 3, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Additional Warrants.	8-K	00-12695	10.3	11/4/2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.6	Letter Agreement, dated November 3, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Additional Call Option Transaction.	8-K	00-12695	10.4	11/4/2015
10.7	Master Confirmation—Uncollared Accelerated Share Repurchase dated November 2, 2015 between Integrated Device Technology, Inc. and JPMorgan Chase Bank, National Association.	8-K	00-12695	10.5	11/4/2015
10.8	Master Confirmation—Uncollared Accelerated Share Repurchase dated November 2, 2015 between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.6	11/4/2015
10.9	Amendment to 1994 Stock Option Plan, September 22, 2000.#	10-Q	00-12695	10.10	11/15/2000
10.10	1994 Directors Stock Option Plan and related documents.#	10-Q	00-12695	10.18	11/16/1994
10.11	Form of Indemnification Agreement between the Company and its directors and officers.#	10-K	00-12695	10.68	4/2/1989
10.12	Amended Form of Indemnification Agreement between the Company and its directors and officers.#	10-K	00-12695	10.40	5/19/2015
10.13	Incentive Compensation Plan.#	10-Q	00-12695	10.27	8/11/2005
10.14	Form of Change of Control Agreement between the Company and certain of its officers.#	10-K	00-12695	10.13	6/23/2003
10.15	1997 Stock Option Plan.#	10-Q	00-12695	10.23	8/14/2002
10.16	Non-Qualified Deferred Compensation Plan effective November 1, 2000.#	10-K	00-12695	10.21	6/29/2001
10.17	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.#	10-Q	00-12695	10.25	11/6/2003
10.18	Amended and Restated 2004 Equity Plan.#					X
10.19	2009 Employee Stock Purchase Plan.#	DEF 14A	00-12695	A	8/7/2009
10.20	Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A. (the Master Purchase Agreement).	8-K	00-12695	10.1	6/17/2011
10.21	Asset Purchase Agreement dated as of August 31, 2011 by and among Qualcomm, Incorporated, Qualcomm Canada Inc., Integrated Device Technology, Inc. and IDT Canada, Inc.	10-K	00-12695	10.34	5/21/2012
10.22	Foundry Agreement dated August 3, 2009 between the Company and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	00-12695	10.35	5/21/2012
10.23	Amendment No. 1 to the Master Purchase Agreement, dated as of May 17, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	10-K	00-12695	10.36	5/21/2012

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.24	Amendment No. 2 to the Master Repurchase Agreement, dated as of December 4, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.1	12/7/2012
10.25	Asset Purchase Agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013.	8-K	00-12695	2.1	5/29/2013
10.26	Integrated Device Technology, Inc. Fiscal 2014 Performance Equity Plan.#	8-K	00-12695	10.1	6/16/2013
10.27	Separation Agreement, dated August 26, 2013, by and between Theodore L. Tewksbury, III, and Integrated Device Technology, Inc.#	8-K	00-12695	10.1	8/24/2013
10.28	Offer Letter between Integrated Device Technology, Inc. and Sailesh Chittipeddi, entered into on February 19, 2014.#	8-K	00-12695	10.1	3/12/2014
10.29	Offer Letter between Integrated Device Technology, Inc. and Greg Waters, entered into on December 5, 2013.#	8-K	00-12695	10.1	12/17/2013
10.30	Executive Retention Plan.#	8-K	00-12695	10.1	1/15/2013
10.31	GigPeak, Inc. Amended and Restated 2008 Equity Incentive Plan.#	S-K	333-217128	10.1	4/4/2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
21.1	Subsidiaries of the Company.					X
23.1	Consent of Independent Registered Public Accounting Firm.					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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