Form 10-Q
period 2017-07-02
INTEGRATED DEVICE TECHNOLOGY INC
filed 2017-08-08
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 2, 2017 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of August 4, 2017 was approximately 133,445,145.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	July 2, 2017	April 2, 2017
Assets
Current assets:
Cash and cash equivalents	$144,533	$214,554
Short-term investments	213,661	191,492
Accounts receivable, net	103,433	89,312
Inventories	71,371	52,288
Prepayments and other current assets	14,157	13,054
Total current assets	547,155	560,700
Property, plant and equipment, net	84,696	80,961
Goodwill	420,117	306,925
Intangible assets, net	195,441	108,818
Deferred tax assets	93,936	85,831
Other assets	42,657	40,399
Total assets	$1,384,002	$1,183,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,266	$42,020
Accrued compensation and related expenses	23,552	26,624
Deferred income on shipments to distributors	2,218	1,985
Current portion of bank loan	2,000	—
Other accrued liabilities	20,843	20,205
Total current liabilities	89,879	90,834
Deferred tax liabilities	12,160	13,835
Long-term income tax payable	2,300	867
Convertible notes	288,977	285,541
Long-term bank loan, net	191,957	—
Other long-term liabilities	23,123	18,894
Total liabilities	608,396	409,971
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 133,633 and 133,175 shares outstanding as of July 2, 2017 and April 2, 2017, respectively	134	133
Additional paid-in capital	2,704,166	2,685,649
Treasury stock at cost: 123,418 shares as of July 2, 2017 and 121,982 shares at April 2, 2017, respectively	(1,651,141)	(1,616,315)
Accumulated deficit	(272,305)	(289,019)
Accumulated other comprehensive loss	(5,248)	(6,785)
Total stockholders' equity	775,606	773,663
Total liabilities and stockholders' equity	$1,384,002	$1,183,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited, in thousands, except per share data)	July 2, 2017	July 3, 2016
Revenues	$196,713	$192,128
Cost of revenues	86,675	83,779
Gross profit	110,038	108,349
Operating expenses:
Research and development	48,449	49,648
Selling, general and administrative	41,942	38,816
Total operating expenses	90,391	88,464
Operating income	19,647	19,885
Interest expense	(6,897)	(4,148)
Interest income and other, net	2,982	1,652
Income before income taxes	15,732	17,389
Benefit from income taxes	(982)	(3,558)
Net income	$16,714	$20,947
Net income per share:
Basic	$0.13	$0.16
Diluted	$0.12	$0.15
Weighted average shares:
Basic	133,302	133,934
Diluted	136,642	138,109

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Unaudited, in thousands)	July 2, 2017	July 3, 2016

Net income	$16,714	$20,947
Other comprehensive loss, net of taxes:
Currency translation adjustments	1,403	(1,033)
Change in net unrealized loss on investments, net of tax	134	456
Total other comprehensive gain (loss)	1,537	(577)
Comprehensive income	$18,251	$20,370

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited, in thousands)	July 2, 2017	July 3, 2016
Cash flows from operating activities:
Net income	$16,714	$20,947
Adjustments:
Depreciation	6,116	5,156
Amortization of intangible assets	11,736	6,096
Amortization of debt issuance costs and debt discount	3,641	3,268
Assets impairment	—	870
Stock-based compensation expense, net of amounts capitalized in inventory	11,820	10,515
Deferred income tax	(3,023)	(4,046)
Changes in assets and liabilities, net of acquisition (a):
Accounts receivable, net	582	(7,901)
Inventories	253	8,006
Prepayments and other assets	239	(118)
Accounts payable	(5,530)	(4,803)
Accrued compensation and related expenses	(6,226)	(22,936)
Deferred income on shipments to distributors	233	5,279
Income taxes payable and receivable	917	235
Other accrued liabilities and long-term liabilities	(2,499)	9,684
Net cash provided by operating activities	34,973	30,252
Cash flows from investing activities:
Acquisition, net of cash acquired	(237,716)	—
Purchases of property, plant and equipment, net	(8,434)	(7,025)
Purchases of intangible assets	(259)	(150)
Purchases of short-term investments	(47,689)	(93,127)
Proceeds from sales of short-term investments	14,568	35,063
Proceeds from maturities of short-term investments	11,401	9,985
Net cash used in investing activities	(268,129)	(55,254)
Cash flows from financing activities:
Proceeds from issuance of common stock	3,209	5,361
Repurchase of common stock	(34,826)	(30,563)
Payment of capital lease obligations	(200)	(483)
Proceeds of Initial Term B Loan, net of discount and issuance costs	194,252	—
Payment of Initial Term B Loan principal	(500)	—
Net cash provided by (used in) financing activities	161,935	(25,685)
Effect of exchange rates on cash and cash equivalents	1,200	(559)
Net decrease in cash and cash equivalents	(70,021)	(51,246)
Cash held for sale (a)	—	(1,000)
Cash and cash equivalents at beginning of period	214,554	203,231
Cash and cash equivalents at end of period	$144,533	$150,985
Non-cash investing activities:
Additions to property, plant and equipment included in accounts payable	$1,879	$757
Fair value of partially vested employee equity awards related to pre-combination services that were assumed as part of the acquisition	$3,400	$—

(a) For the three months ended July 3, 2016, the impact of assets and liabilities reclassified as held for sale during such period was not considered in the changes in operating assets and liabilities, net of acquisition within cash flows from operating activities. See Note 4 "Divestitures" for more details on the assets and liabilities reclassified as held for sale.

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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2018 and fiscal 2017 were 13 week periods.
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
Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 2, 2017. On April 4, 2017, the Company completed its acquisition of GigPeak, Inc. (GigPeak), a publicly held company mainly operating in the United States, for a purchase price of $250.1 million (refer to Note 3 for details). As a result of new revenue sources from the GigPeak business, the Company adopted the following revenue recognition policy in addition to its existing revenue recognition policy prior to the GigPeak acquisition.
Revenue Recognition
The Company recognizes software royalty revenue based on reports received from customers during the quarter, assuming that all other revenue recognition criteria are met. The customers generally report shipment information typically within 45 days following the end of their respective quarters.
Other than the above, there have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K.
In the opinion of management, these condensed consolidated financial statements, consisting only of normal recurring adjustments, reflect all adjustments which are necessary for the fair statement of the condensed consolidated financial statements for the interim period.
Recent Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which clarifies the classification of certain cash receipts and cash payments in the statement of cash flows, including debt prepayment or extinguishment costs, settlement of contingent consideration arising from a business combination, insurance settlement proceeds, and distributions from certain equity method investees. The adoption of ASU No. 2016-15 is required to be applied retrospectively. The Company adopted the new guidance in the first quarter of fiscal 2018. There was no material impact upon adoption.

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides the guidance applying to inventory measured using any other method other than last-in, last-out method. Under this guidance, inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the new guidance prospectively in the first quarter of fiscal 2018. There was no material impact to the period of adoption.
Accounting Pronouncements Not Yet Effective for Fiscal 2018
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the requirements in GAAP related to accounting in changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of business. The update provides a more robust framework to use in determining when a set of assets and activities is a business. The new guidance provides a screen to determine when a set is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance becomes effective in fiscal years beginning after December 15, 2017, though early adoption is permitted. The new guidance should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. As of July 2, 2017, the Company has a deferred tax charge of $4.8 million recorded in prepayments and other current assets and other assets, which represents the tax expense that was deferred in accordance with current GAAP. At adoption, the Company will recognize the unamortized portion of the deferred tax charge through a cumulative-effect adjustment to accumulated deficit. Additionally, a deferred tax asset will be recognized, through a cumulative-effect adjustment to accumulated deficit, for the unamortized tax basis in the assets, which as of July 2, 2017 would have been $0.8 million.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.

In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create a right-of-use asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases.  This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the current accounting related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Most notably, ASU 2016-01 requires that equity investments, with certain exemptions, be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The guidance is applied by means of cumulative-effect adjustment to the balance sheet as of the beginning of fiscal year of adoption and is effective for the Company in its first quarter of fiscal 2019. Early adoption is permitted only if certain criteria are met. The Company is currently evaluating the effect this new guidance will have on its consolidated financial statements.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The new standard will be effective for the Company beginning April 2, 2018. The Company has elected to use the modified retrospective method as its transition method in adoption of the new revenue standard. The Company is still finalizing the analysis to quantify the overall potential impact of the new standard, including any impacts from recently issued amendments and the guidance issued by the FASB Transition Resource Group. Since the Company has certain distributors for which revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures, the Company does not expect the new standard to materially impact the timing of recognition of future revenue from such distributors. The Company has also started its assessment to determine the revenue recognition impact of its recent acquisition of GigPeak.

Note 2. Net Income Per Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options, restricted stock units and performance-based stock units. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method.
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	July 2, 2017	July 3, 2016
Numerator (basic and diluted):
Net income	$16,714	$20,947
Denominator:
Weighted average common shares outstanding, basic	133,302	133,934
Dilutive effect of employee stock options, restricted stock units and performance stock units	3,340	4,175
Weighted average common shares outstanding, diluted	136,642	138,109

Basic net income per share	$0.13	$0.16
Diluted net income per share	$0.12	$0.15

Potential dilutive common shares of 24 thousand and 0.4 million pertaining to employee stock options, restricted stock units and performance-based stock units were excluded from the calculation of diluted earnings per share for the three months ended July 2, 2017 and July 3, 2016, respectively, because the effect would have been anti-dilutive.

The denominator for diluted net income per share for the three months ended July 2, 2017 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Convertible Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income per share for three months ended July 2, 2017 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 16 for further discussion regarding the Convertible Notes.

Note 3. Business Combination
Acquisition of GigPeak, Inc.
On April 4, 2017, the Company completed its purchase all of the outstanding shares of GigPeak, Inc, a publicly held company mainly operating in the United States, for approximately $250.1 million (the "Acquisition"). GigPeak was a global supplier of semiconductor integrated circuits and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. The Company funded the Acquisition from its available cash on hand and net proceeds from borrowings under its credit facility entered into on April 4, 2017 with JP Morgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the "Credit Agreement"). The Credit Agreement provides for a $200 million term loan facility (the "Initial Term B Loan"). Refer to Note 17 for details.
Total consideration consisted of the following:

(in thousands)
Cash paid to GigPeak shareholders	$246,717
Fair value of partially vested employee equity awards related to pre-combination services	3,400
Total purchase price	250,117
Less: cash acquired	(9,001)
Total purchase price, net of cash acquired	$241,116
In connection with the Acquisition, the Company assumed unvested restricted stock units ("RSUs") originally granted by GigPeak and converted them into IDT RSUs. IDT included $3.4 million, representing the portion of the fair value of the assumed GigPeak unvested equity awards associated with service rendered through the date of the Acquisition, as a component of the total estimated acquisition consideration. As of April 4, 2017, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was also $3.4 million, which is expected to be recognized over the remaining weighted average service period of 2.6 years. See Note 7 for details.
The Company allocated the preliminary purchase price to the tangible and intangible assets acquired and liabilities assumed based on their preliminary estimated fair values. The excess purchase price over those fair values was recorded as goodwill. Because the Acquisition was structured as a stock acquisition for income tax purposes, none of the asset step-up or asset recognition required by purchase accounting, including the goodwill described below, is deductible for tax purposes.
The fair value of accounts receivable, other current assets, accounts payable, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment and intangible assets were determined with the assistance of a third-party valuation using discounted cash flow analysis, and estimate made by management. The fair values of certain other assets and liabilities were determined internally using historical carrying values and estimates made by management. As additional information becomes available, the Company may revise preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material.
The financial results of the GigPeak business have been included in the Company’s Condensed Consolidated Statements of Operations from April 4, 2017, the closing date of the acquisition. The Company's results of operations for the first quarter of fiscal 2018 include $15.1 million of net revenues attributable to GigPeak. The Company incurred approximately $2.2 million of acquisition related costs for the first quarter of fiscal 2018 which were included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. Goodwill is primarily attributable to the assembled workforce of GigPeak, anticipated synergies and economies of scale expected from the operations of the combined company.

The Company's preliminary purchase price allocation is as follows:

(in thousands)	Estimated Fair Value
Cash and cash equivalents	$9,001
Accounts receivable, net	14,703
Inventories	19,247
Prepayments and other current assets	2,641
Property, plant and equipment, net	2,434
Goodwill	113,192
Intangible assets, net	97,860
Deferred tax assets	6,714
Other assets	1,501
Accounts payable	(5,753)
Accrued compensation and related expenses	(3,154)
Other accrued liabilities	(3,512)
Other long-term liabilities	(4,757)
Total purchase price	$250,117

A summary of the preliminary estimated fair value of the intangible assets, net acquired and their estimated useful lives is as follows:

(in thousands)	Estimated Fair Value	Estimated Useful Life
Developed technology	$56,000	5 years
Customer contracts and related relationships	28,900	5 years
Order backlog	200	1 year
Software licenses	2,560	less than a year
In-process research and development ("IPR&D")	10,200
Total	$97,860
Identifiable Tangible Assets and Liabilities:
Assets and liabilities were reviewed and adjusted, if required, to their estimated fair value.
Inventory:
The value allocated to inventories reflects the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.
Property, Plant and Equipment:
The value allocated to plant, property and equipment, which will be used by the Company, represents the estimated price that would be realized upon sale to a market participant.
Intangible Assets:
The allocation of the purchase price to tangible and identified intangible assets acquired was based on the Company's best estimate of the fair value of such assets as of the acquisition date. The fair value of acquired tangible and identified intangible assets was determined based on inputs that are unobservable and significant to the overall fair value measurement.
Developed technology consists of GigPeak's products that have reached technological feasibility. The Company valued the developed technology utilizing a multi-period excess earnings (MPEE) method, which uses the discounted future earnings specifically attributed to this intangible asset that is in excess of returns for other assets that contributed to those earnings. The economic useful life was determined based on the technology cycle related to the products and its expected contribution to forecasted revenue. The Company utilized a discount rate of 16% in estimating the fair value of the developed technology.

Customer relationships represent the fair value of future projected revenue that is expected to be derived from sales of products to existing customers of the acquired company. Customer contracts and related relationships value has been estimated utilizing a with-and-without method, which uses projected cash flows with and without the intangible asset in place. Cash flow differentials are then discounted to present value to arrive at an estimate of fair value for the asset. The economic useful life was determined based on the life of the developed technology, assuming that the existing customers will remain with the Company until the developed technology becomes obsolete. The Company utilized a discount rate of 17% in estimating the fair value of the customer relationships.
Order backlog represents business under existing contractual obligations as of the acquisition date. The fair value of backlog was determined using the MPEE method under the income approach based on expected operating cash flows from future contractual revenue. The economic useful life was determined based on the expected life of the backlog and the cash flows over the forecast period. The Company utilized a discount rate of 4.6% in estimating the fair value of the order backlog.
IPR&D represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. IPR&D consisted of various projects, which are expected to be completed in fiscal 2018. The estimated remaining costs to complete the IPR&D projects were approximately $7.5 million as of the acquisition date. The IPR&D projects will either be amortized or impaired depending upon whether the project is completed or abandoned. The fair value of IPR&D was determined using the MPEE method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 17% was used to discount the cash flows to the present value. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its estimated useful life.
Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information present combined results of operations for each of the periods presented, as if GigPeak had been acquired as of the beginning of fiscal year 2017. The pro forma financial information primarily includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of the fair value inventory, interest expenses and the acquisition-related expenses. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2017 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	Three Months Ended
(Unaudited in thousands, except per share data)	July 2, 2017	July 3, 2016
Revenues	$196,713	$207,496
Net income	$22,869	$11,391
Basic net income per share	$0.17	$0.09
Diluted net income per share	$0.17	$0.08
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

Note 4. Divestitures (not accounted for as discontinued operations)
Fox Enterprises, Inc.
In the first quarter of fiscal 2017, the Company reclassified certain assets and liabilities of its wholly-owned subsidiary Fox Enterprises, Inc. (the "Disposal Group") as held for sale. As a result, the long-lived assets (comprised of goodwill, intangible assets and fixed assets) included in the Disposal Group were fully impaired and the Company recorded total impairment charge of $0.8 million during the quarter ended July 3, 2016.

On October 3, 2016, the Company completed the sale of the Disposal Group for approximately $1.2 million and recorded a loss on divestiture (included in interest income and other, net in the Condensed Consolidated Statement of Operations) of approximately $0.7 million in fiscal 2017.

Note 5. Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of July 2, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$73,475	$—	$73,475
Money market funds	61,920	—	61,920
Asset-backed securities	—	14,516	14,516
Corporate bonds	—	107,609	107,609
International government bonds	—	5,415	5,415
Bank deposits	—	12,646	12,646
Repurchase agreement	—	38	38
Total assets measured at fair value	$135,395	$140,224	$275,619

The following table summarizes the Company’s financial assets and liabilities measured at fair value on a recurring basis as of April 2, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$61,556	$—	$61,556
Money market funds	140,425	—	140,425
Asset-backed securities	—	13,847	13,847
Corporate bonds	—	96,376	96,376
International government bonds	—	5,410	5,410
Corporate commercial paper	—	4,898	4,898
Bank deposits	—	12,305	12,305
Repurchase agreements	—	173	173
Total assets measured at fair value	$201,981	$133,009	$334,990

The deferred compensation plan assets of $16.3 million and $16.0 million as of July 2, 2017 and April 2, 2017, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 15 for additional information on the Employee Benefit Plans.
The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $399.4 million and $376.9 million as of July 2, 2017 and April 2, 2017, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 16 for additional information on the Convertible Notes.

As of July 2, 2017, the fair value of the Initial Term B Loan was $201.9 million. The Company classified the Initial Term B Loan as Level 2 fair value measurement hierarchy as the debt is not actively traded and has variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 17 for details.

U.S. government treasuries and U.S. government agency securities as of July 2, 2017 and April 2, 2017 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. There were no transfers into or out of Level 1 or Level 2 financial assets during the three months ended July 2, 2017.
In connection with the acquisition of Synkera, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $1.3 million as of both July 2, 2017 and April 2, 2017.
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets. As of July 2, 2017, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three months ended July 2, 2017 and July 3, 2016.

Note 6. Investments
Available-for-Sale Securities

The amortized cost and fair value of available-for-sale investments as of July 2, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$73,974	$10	$(509)	$73,475
Money market funds	61,920	—	—	61,920
Asset-backed securities	14,526	9	(19)	14,516
Corporate bonds	107,764	71	(226)	107,609
International government bonds	5,424	4	(13)	5,415
Bank deposits	12,646	—	—	12,646
Repurchase agreements	38	—	—	38
Total available-for-sale investments	276,292	94	(767)	275,619
Less amounts classified as cash equivalents	(61,958)	—	—	(61,958)
Short-term investments	$214,334	$94	$(767)	$213,661

The amortized cost and fair value of available-for-sale investments as of April 2, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$62,048	$16	$(508)	$61,556
Money market funds	140,425	—	—	140,425
Asset-backed securities	13,865	5	(23)	13,847
Corporate bonds	96,660	42	(326)	96,376
International government bonds	5,423	2	(15)	5,410
Corporate commercial paper	4,898	—	—	4,898
Bank deposits	12,305	—	—	12,305
Repurchase agreements	173	—	—	173
Total available-for-sale investments	335,797	65	(872)	334,990
Less amounts classified as cash equivalents	(143,498)	—	—	(143,498)
Short-term investments	$192,299	$65	$(872)	$191,492

The cost and estimated fair value of available-for-sale securities as of July 2, 2017, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$106,516	$106,505
Due in 1-2 years	59,650	59,527
Due in 2-5 years	110,126	109,587
Total investments in available-for-sale securities	$276,292	$275,619

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of July 2, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$58,957	$(226)	$—	$—	$58,957	$(226)
Asset-backed securities	8,958	(19)	—	—	8,958	(19)
U.S. government treasuries and agencies securities	68,311	(509)	—	—	68,311	(509)
International government bonds	2,637	(13)	—	—	2,637	(13)
Total	$138,863	$(767)	$—	$—	$138,863	$(767)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of April 2, 2017, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments. As of July 2, 2017, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of July 2, 2017 and April 2, 2017.
Non-marketable Equity Securities
As of July 2, 2017 and April 2, 2017, the Company holds capital stock of privately-held companies with total amount of $14.4 million and $13.2 million, respectively. These investments in stocks (included in Other Assets on the Condensed Consolidated Balance Sheet) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company did not record any impairment charge for these investments during the three months ended July 2, 2017 and July 3, 2016.

Note 7. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.
2008 GigPeak Equity Incentive Plan (2008 Plan)
On April 4, 2017, as a result of the acquisition of GigPeak, the Company assumed the 2008 Plan, including outstanding and unvested RSUs of GigPeak that converted into the Company's RSUs covering 0.3 million shares of IDT's common stock and GigPeak shares reserved for future issuance under the 2008 Plan which converted into 0.5 million shares of IDT's common stock reserved for issuance under the 2008 Plan. As of July 2, 2017, there were 0.4 million shares available for future grant under the 2008 Plan.
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28,500,000 shares to 36,800,000 shares (an increase of 8,300,000 shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010. On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four -year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of July 2, 2017, there were 5.7 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016
Cost of revenue	$632	$779
Research and development	5,963	4,308
Selling, general and administrative	5,225	5,428
Total stock-based compensation expense	$11,820	$10,515

The amount of stock-based compensation that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Three Months Ended July 2, 2017
(shares in thousands)	Shares	Price
Beginning stock options outstanding	1,374	$13.01
Exercised (1)	(89)	7.09
Canceled	(9)	24.60
Ending stock options outstanding	1,276	$13.35
Ending stock options exercisable	985	$11.94

(1)	Upon exercise, the Company issues new shares of common stock.
As of July 2, 2017, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $0.5 million and will be recognized over a weighted-average period of 0.75 years.
As of July 2, 2017, stock options vested and expected to vest totaled approximately 1.3 million with a weighted-average exercise price of $13.21 and a weighted-average remaining contractual life of 3.50 years. The aggregate intrinsic value was approximately $15.7 million.
As of July 2, 2017, fully vested stock options totaled approximately 1.0 million with a weighted-average exercise price of $11.94 and a weighted-average remaining contractual life of 3.24 years. The aggregate intrinsic value was approximately $13.7 million.
Restricted Stock Units (RSUs)
RSUs granted by the Company under the 2004 Plan generally vest over a four-year period from the grant date with one-fourth of RSUs vesting on each one-year anniversary. As of July 2, 2017, 4.6 million and 0.3 million RSU awards were outstanding under the 2004 Plan and the 2008 Plan, respectively.

The following table summarizes the Company's RSU activity and related weighted-average exercise prices for each category for the three months ended July 2, 2017:

	Three Months Ended July 2, 2017
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,843	$18.88
Assumed from GigPeak acquisition	328	23.62
Granted	2,030	23.83
Released	(1,137)	16.65
Forfeited	(137)	21.21
Ending RSUs outstanding	4,927	$21.69
As of July 2, 2017, RSUs expected to vest totaled approximately 4.1 million with a weighted-average remaining contract life of 1.72 years. The aggregate intrinsic value was approximately $104.5 million.
As of July 2, 2017, the unrecognized compensation cost related to RSUs granted under the Company’s equity incentive plan was approximately $58.3 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.84 years.
Performance-Based Stock Units
In fiscal 2013, the Compensation Committee of the Board of Directors of IDT approved the Company's Key Talent Incentive Plan (the "Incentive Plan"). The Incentive Plan provides for the grant of performance-based stock units under the 2004 Plan which vest and convert into one share of the Company's common stock based on the level of achievement of pre-established performance goals during a specified performance period. The initial performance period under the Incentive Plan is the Company's fourth quarter of fiscal 2013 through the fourth quarter of fiscal 2016 for which performance goals relate to cumulative revenue targets for a specific product group. The performance-based stock units that were granted under the Incentive Plan have vested in the first quarter of fiscal 2017 based on actual achievement of the performance goals, and the expense associated with that had been fully recognized as of July 3, 2016.
Market-Based Stock Units
In May 2017, under the 2004 Plan, the Company granted approximately 0.3 million shares of RSUs with both market-based and performance-based conditions to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return, with a revenue growth multiplier, over the performance period of 3 years. The earned stock units will vest in three equal installments, with the first installment of vesting to occur on May 15, 2018, the second to occur on May 15, 2019, and the third to occur on May 15, 2020.
In June 2016, under the 2004 Plan, the Company granted approximately 0.3 million shares of RSUs with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting to occur on June 15, 2018, and the second to occur on June 15, 2019.
In June 2015, under the 2004 Plan, the Company granted approximately 0.2 million shares of RSUs with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting occurred on June 15, 2017, and the second to occur on June 15, 2018.
In June 2014, under the 2004 Plan, the Company granted approximately 0.5 million shares of RSUs with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments, with the first installment of vesting occurred on June 15, 2016, and the second occurred on June 15, 2017.
The fair value of each market-based stock unit award was estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the table below. The Company uses historical data to estimate employee termination within the valuation model. The expected term in years was derived from the output of the valuation model and represents the period of time that restricted stock units granted are expected to be outstanding.

The following weighted average assumptions were used to calculate the fair value of the market-based equity award using a Monte Carlo simulation model:

	May 15, 2017	June 15, 2016	June 15, 2015	June 15, 2014
Estimated fair value	$27.65	$28.01	$33.08	$21.00
Expected volatility	43.36%	46.90%	41.22%	34.6%
Expected term (in years)	2.88	1.80	1.80	1.80
Risk-free interest rate	1.47%	0.70%	0.65%	0.38%
As of July 2, 2017, the total market-based stock units outstanding were approximately 0.7 million.
As of July 2, 2017, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.52 years. The aggregate intrinsic value was approximately $15.9 million.
As of July 2, 2017, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $11.6 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.57 years.
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
Activity under the Company's ESPP for the three months ended July 2, 2017 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	140
Average issuance price	$20.12
Number of shares available as of July 2, 2017	3,124

Note 8. Stockholders' Equity
Stock Repurchase Program. In the three months ended July 2, 2017 and July 3, 2016, the Company repurchased 1.4 million shares for $34.8 million and 1.5 million shares for $30.6 million, respectively. As of July 2, 2017, approximately $57.3 million was available for future purchase under the share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity. On July 28, 2017, the Company's Board of Directors approved an increase to the share repurchase authorization of $200 million.

Note 9. Balance Sheet Detail

(in thousands)	July 2, 2017	April 2, 2017
Inventories, net
Raw materials	$3,142	$2,017
Work-in-process	44,014	35,192
Finished goods	24,215	15,079
Total inventories, net	$71,371	$52,288

Accounts receivable, net
Accounts receivable, gross	$110,331	$94,396
Allowances	(6,898)	(5,084)
Total accounts receivable, net	$103,433	$89,312

Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	274,217	268,683
Building and leasehold improvements	49,484	49,022
Total property, plant and equipment, gross	335,236	329,240
Less: accumulated depreciation (1)	(250,540)	(248,279)
Total property, plant and equipment, net	$84,696	$80,961

Other accrued liabilities
Accrued restructuring costs (2)	$5,358	$4,841
Other (3)	15,485	15,364
Total other accrued liabilities	$20,843	$20,205

Other long-term obligations
Deferred compensation related liabilities	$16,166	$15,024
Other (4)	6,957	3,870
Total other long-term liabilities	$23,123	$18,894

(1) Depreciation expense was $6.1 million and $5.2 million for the three months ended July 2, 2017 and July 3, 2016, respectively.
(2) Includes accrued severance costs related to integration, the disposed HSC business, and other restructuring actions. Refer to Note 13 for additional information.
(3) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of deferred revenue, current portion of supplier obligations, current portion of capital lease payable, and other accrued unbilled expenses.
(4) Other long-term obligations consist primarily of liability for contingent consideration payment, non-current portion of deferred revenue and other long-term accrued liabilities.

Note 10. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of July 2, 2017 and April 2, 2017 are as follows:

(in thousands)	July 2, 2017	April 2, 2017
Gross deferred revenue	$2,837	$2,335
Gross deferred costs	(619)	(350)
Deferred income on shipments to distributors	$2,218	$1,985

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

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the three months ended July 2, 2017 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain or loss on available-for-sale investments	Pension adjustments	Total
Balance, April 2, 2017	$(6,043)	$(807)	$65	$(6,785)
Other comprehensive income before reclassifications	1,403	120	—	1,523
Amounts reclassified out of accumulated other comprehensive loss	—	14	—	14
Net current-period other comprehensive income gain	1,403	134	—	1,537
Balance as of July 2, 2017	$(4,640)	$(673)	$65	$(5,248)

Comprehensive income components consisted of:

(in thousands)	Three Months Ended July 2, 2017	Location
Unrealized holding loss on available-for-sale investments	$14	interest and other, net

Note 12. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of July 2, 2017 and April 2, 2017 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 2, 2017	$122,687	$184,238	$306,925
Additions - GigPeak acquisition (see Note 3)	18,613	94,579	113,192
Balance as of July 2, 2017	$141,300	$278,817	$420,117
Goodwill balances as of July 2, 2017 and April 2, 2017 were net of $920.3 million in accumulated impairment losses.
Intangible asset balances as of July 2, 2017 and April 2, 2017 are summarized as follows:

	July 2, 2017
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$318,184	$(205,583)	$112,601
Trademarks	5,391	(5,391)	—
Customer relationships	201,997	(140,289)	61,708
Intellectual property licenses	14,886	(4,860)	10,026
Software license	3,063	(2,307)	756
Order backlog	200	(50)	150
Total amortizable purchased intangible assets	543,721	(358,480)	185,241
In-process research and development	10,200	—	10,200
Total purchased intangible assets	$553,921	$(358,480)	$195,441

	April 2, 2017
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$262,184	$(199,851)	$62,333
Trademarks	5,391	(5,347)	44
Customer relationships	173,097	(137,239)	35,858
Intellectual property licenses	16,196	(5,613)	10,583
Total purchased intangible assets	$456,868	$(348,050)	$108,818

As a result of the acquisition of GigPeak, the Company recognized additional intangible assets with fair value of $97.9 million during the three months ended July 2, 2017 (see Note 3). During the first quarter of fiscal 2018, the Company recorded an accelerated amortization charge of $2.0 million related to certain software licenses as the estimated future cash flows expected resulting from the use of the assets were less than the carrying amount.

Amortization expense for the three months ended July 2, 2017 and July 3, 2016 was $11.7 million and $6.1 million, respectively.

The intangible assets are being amortized over estimated useful lives of 1 to 7 years.

Based on the intangible assets recorded at July 2, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2018 (Remaining 9 months)	$28,017
2019	36,943
2020	36,688
2021	36,317
2022 and thereafter	47,276
Total amortizable purchased intangible assets	185,241
In-process research and development	10,200
Total intangible assets	$195,441

Note 13. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of July 2, 2017:

(in thousands)	Continuing Operations	HSC (Discontinued Operations)	Total
Balance as of April 2, 2017	$3,414	$1,427	$4,841
Provision	653	—	653
Payments and other adjustments	(136)	—	(136)
Balance as of July 2, 2017	$3,931	$1,427	$5,358
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions to reduce its workforce and consolidate facilities. The Company’s restructuring expenses consist primarily of severance and termination benefit costs related to the reduction of its workforce.
Integration-related Restructuring Plan
During fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council, was approved by the German Works Council. Also, the details of the plan were communicated to the affected employees. The plan identified the number of employees to be terminated, their job classification or function, their location and the date that the plan is expected to be completed. The plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the plan indicated that it was unlikely that substantial changes to the plan would be made after communication of the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. Approximately $4.9 million of the $5.0 million was paid during fiscal 2017 and the remaining $0.1 million will be paid by the second quarter of fiscal 2018.
Radio Frequency Business
During fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Radio Frequency business in France. The plan which sets forth the general parameters, terms and benefits for employee dismissals, was submitted to the French Works Council. The Company initially determined that an ongoing benefit arrangement existed as the affected employees are being protected under the provisions of prior plan and the minimum statutory requirement. Subsequent to this, the Company and the affected employees signed agreements with regards to the timing and payment of severance benefits. As of July 2, 2017, the total accrued balance for employee severance costs related to this action was $2.9 million. The Company expects to complete this action by December 31, 2017.
HSC Business
During fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company has substantially completed payments of these termination benefits and the total accrued balance related to this action was $1.4 million as of July 2, 2017. The Company expects to complete this action by December 2017.

Other
During the three months ended July 2, 2017, the Company recorded restructuring charges of $0.7 million and reduced headcount by 16 employees. Approximately $0.1 million was paid during the current quarter and the remaining balance will be paid by the second quarter of fiscal 2018.

During fiscal 2017, the Company recorded charges of $4.0 million and reduced headcount by 59 employees. As of July 2, 2017, the total accrued balance for employee severance costs related to these actions was $0.3 million. The Company expects to complete these actions by the second quarter of fiscal 2018.

Note 14. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.8 million and $0.3 million as of July 2, 2017 and April 2, 2017.
Litigation
On February 13, 2017, the Company and GigPeak announced that they had entered into an Agreement and Plan of Merger, dated as of February 13, 2017. On February 17, 2017, a purported class action was filed in Santa Clara County Superior Court, (Carbajal v. GigPeak, Inc., et al, Case No. 17-cv-306571). On March 8, 2017, a purported class action was filed in the United States District Court of Delaware (Vladimir Gusinsky Rev. Trust v. GigPeak, Case No. 1:17-cv-00241-VAC SRF). On March 13, 2017, a purported class action was filed in the United States District Court for the Northern District of California (Mendoza v. Gigpeak, Inc. et al, Case No. 3;17-cv-01351-WHO). On March 16, a second purported class action was filed in the United States District Court for the Northern District of California (Travis v. GigPeak, Inc. et al, Case No. 5:17-cv-01441-LKH). The Company was named as a defendant in the Carbajal and Gusinsky complaints. The Carbajal complaint asserted claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, including that defendants have failed to secure adequate deal consideration as well as various other breaches of duty. The Gusinsky, Travis and Mendoza complaints asserted claims under Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act. The Gusinsky, Mendoza and Travis complaint alleged that the Schedule 14D-9 filed by GigPeak contained material omissions and misstatements, and sought to enjoin and/or rescind the Offer as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs. The Carbajal complaint was voluntarily dismissed on March 7, 2017. Each of the remaining complaints was voluntarily dismissed by Plaintiffs on or around April 7, 2017, and the actions were closed by the Court on or around May 15, 2017 after Plaintiffs’ fees were agreed to by the parties.
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
Property investigation activity took place between April 2013 and June 2015. On June 23, 2015, the DTSC deemed the Property investigation complete. The DTSC continues to evaluate corrective action alternatives. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon notification from DTSC of its corrective action selection. No specific corrective action has been selected yet, and thus no specific monetary demands have been made. Accordingly, an estimate of contingent loss, if any, related to this action cannot be made.
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

Note 15. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $0.8 million and $1.1 million in matching contributions under the plan during the three months ended July 2, 2017 and July 3, 2016, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of July 2, 2017 and April 2, 2017, obligations under the plan totaled approximately $16.2 million and $15.0 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of July 2, 2017 and April 2, 2017, the deferred compensation plan assets were approximately $16.3 million and $16.0 million respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of July 2, 2017 and April 2, 2017, the net liability for all of these international benefit plans totaled $0.9 million and $0.7 million, respectively.

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
As of July 2, 2017, none of the conditions allowing holders of the Convertible Notes to convert had been met.
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

The following table includes total interest expense recognized related to the Convertible Notes during the three month period ended July 2, 2017 and July 3, 2016 (in thousands):

	Three Months Ended July 2, 2017	Three Months Ended July 3, 2016
Contractual interest expense	$827	$818
Amortization of debt issuance costs	270	270
Amortization of debt discount	3,166	2,998
	$4,263	$4,086

The net liability component of Convertible Notes is comprised of the following as of July 2, 2017 (in thousands):

Net carrying amount as of April 2, 2017	$285,541
Amortization of debt issuance costs during the period	270
Amortization of debt discount during the period	3,166
Net carrying amount as of July 2, 2017	$288,977

During the three months ended July 2, 2017 and July 3, 2016, the Company paid contractual interest on the Convertible Note of approximately $1.6 million and $1.7 million, respectively.

See Note 5 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price $33.45 of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of July 2, 2017 and April 2, 2017, no warrants have been exercised.
Note 17. Term B Loan
On April 4, 2017, the Company, JP Morgan Chase bank, N.A.("JP Morgan") as administrative agent and a group of lenders entered into a credit agreement that provides for variable rate term loans in aggregate principal amount of $200 million, with an original term of 7 years (the "Initial Term B Loan"). After payment of transaction costs associated with the Credit Agreement, the Company received net proceeds from the Initial Term B Loan of approximately $194.3 million, which was used to partially finance the acquisition of GigPeak and other payments related to such transaction. Debt issuance costs and debt discount were recorded as a reduction of the carrying value of the loan and are being amortized as a component of interest expense over the term of the Credit Agreement.

The Company will repay the principal amount of the Initial Term B Loan on the last day of each March 31, June 30, September 30 and December 31, commencing on June 30, 2017, in an amount equal to 0.25% of the original principal amount of the Initial Term B Loan; and on the maturity date, as described below, in an amount equal to the remainder of the outstanding principal amount of the Initial Term B Loan.

The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any of the Company's Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless the Company and its guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. The Company may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. For the initial three-month period through June 30, 2017, the interest rate on the Initial Term B Loan is approximately 4.15%.

The following table summarizes the outstanding borrowings from the Initial Term B Loan as of July 2, 2017:

(in thousands)	July 2, 2017
Outstanding principal balance	$199,500
Unamortized debt issuance costs and debt discount	(5,543)
Outstanding principal, net of unamortized debt issuance costs and debt discount	$193,957
Classified as follows:
Current portion of long-term debt	$2,000
Long-term debt	$191,957

As of July 2, 2017, the Company made payment totaling $0.5 million towards the outstanding principal balance of the Initial Term B Loan. The following table includes the total interest expense related to the Term B Loan recognized during the three months ended July 2, 2017:

Three Months Ended
(in thousands)	July 2, 2017
Contractual interest expense	$2,106
Amortization of debt issuance costs and debt discount	205
Total	$2,311
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Credit Agreement includes customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. Under certain circumstances, a default interest rate will apply on all overdue obligations under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Credit Agreement. As of July 2, 2017, the Company is in compliance with the covenants specified in the Credit Agreement.

See Note 5 to the Company's condensed consolidated financial statements for fair value determination related to the Company's Initial Term B Loan.

Note 18. Income Taxes
During the three months ended July 2, 2017 and July 3, 2016, the Company recorded an income tax benefit of $1.0 million and $3.6 million, respectively. The income tax benefit recorded in the three months ended July 2, 2017 was primarily due to the benefit from research and development tax credits and excess tax benefits from stock based compensation. The income tax benefit recorded in the three months ended July 3, 2016 was primarily due to the tax benefit on severance costs.
As of July 2, 2017, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
As of July 2, 2017, the Company is under examination in Malaysia for fiscal years 2012 through 2015, in India for fiscal year 2015, and in the state of New York for fiscal years 2013 through 2016. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
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
Note 19. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
The Company's reportable segments include the following:

•
Communications segment: includes clock and timing solutions, flow-control management devices including Serial RapidIO ® switching solutions, multi-port products, telecommunications products, high-speed static random access memory, first in and first out memory (FIFO), digital logic, radio frequency, and frequency control solutions.

•
Computing, Consumer and Industrial segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, video distribution and contribution solutions and sensing products for mobile, automotive and industrial solutions.

The tables below provide information about these segments:

Revenues by segment	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016
Communications	$57,826	$79,097
Computing, Consumer and Industrial	138,887	113,031
Total revenues	$196,713	$192,128

Income by segment	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016
Communications	19,272	28,738
Computing, Consumer and Industrial	30,411	23,042
Unallocated expenses:
Amortization of intangible assets	(10,841)	(5,775)
Inventory fair market value adjustment	(4,081)	(2,395)
Assets impairment and other	—	(870)
Stock-based compensation expense	(11,820)	(10,515)
Severance, retention and facility closure costs	(653)	(11,937)
Acquisition-related costs and other	(2,225)	—
Deferred compensation plan expense, net	(52)	(11)
Interest expense and other, net	(4,279)	(2,888)
Income before income taxes	$15,732	$17,389

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

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016
Hong Kong	$63,888	$73,928
Rest of Asia Pacific	82,698	74,763
Americas (1)	25,795	20,453
Europe	24,332	22,984
Total revenues	$196,713	$192,128

(1)	The revenues from the customers in the U.S. were $22.1 million and $18.7 million in the three months ended July 2, 2017 and July 3, 2016, respectively.
The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. One distributor, Avnet and its affiliates accounted for 11% of the Company's revenues in the three months ended July 2, 2017. One direct original equipment manufacturer (OEM) customer, Samsung Electronics accounted for 11% of the Company's revenues in the three months ended July 2, 2017. Two distributors, Uniquest and Avnet and its affiliates accounted for 13% and 11%, respectively, of the Company's revenues in the three months ended July 3, 2016.
As of July 2, 2017, two distributors represented approximately 13% and 10% of the Company’s gross accounts receivable. As of April 2, 2017, two distributors represented approximately 11% and 10%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	July 2, 2017	April 2, 2017
United States	$40,863	$37,996
Malaysia	25,760	24,386
Germany	11,654	12,477
Canada	3,604	3,512
All other countries	2,815	2,590
Total property, plant and equipment, net	$84,696	$80,961

Note 20. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016
Interest income	$757	$600
Other income, net	2,225	1,052
Interest income and other, net	$2,982	$1,652
Interest income is derived from earnings on cash and short term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses.

Note 21. Subsequent Event

On July 28, 2017, the Company's Board of Directors approved an increase to the share repurchase authorization of $200 million.

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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 2, 2017 filed with the SEC on May 19, 2017. Operating results for the three months ended July 2, 2017 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for additions to our revenue recognition policy as a result of the acquisition of GigPeak and the newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three months ended July 2, 2017 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017.
Business Overview
We develop system-level solutions that optimize our customers’ applications in key markets. IDT’s market-leading products in radio frequency (RF), timing, real-time interconnect, wireless power transfer, serial switching, interfaces, automotive application-specific integrated circuits (ASICs), video distribution and contribution, sensor signal conditioner integrated circuits (ICs) and environmental sensors are among our broad array of complete mixed-signal solutions for the communications, computing, consumer, automotive, industrial and internet-of-things segments. These products are used for development in areas such as 4G infrastructure, network communications, cloud datacenters, autonomous driving, connected homes, smart appliances and power management for computing and mobile devices.

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
For more information on our business, please see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017.
Recent developments
Acquisition of GigPeak, Inc.

On April 4, 2017, we completed the acquisition of all of the outstanding common stock of GigPeak, a publicly held company mainly operating in the United States in an all-cash transaction for approximately $250.1 million (the "Acquisition"). GigPeak was a global supplier of semiconductor ICs and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. As a result of this Acquisition, we recorded amortizable intangible assets of $97.9 million and goodwill of $113.2 million during the first quarter of fiscal 2018. In addition, we recorded approximately $2.2 million of acquisition related costs during the first quarter of fiscal 2018, which were included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. Refer to Note 3 for details.
Term B Loan

We funded the Acquisition from our available cash on hand and net proceeds from borrowings under our credit facility entered into on April 4, 2017 with JPMorgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the “Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (Initial Term B Loan). In addition, we may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $200 million and an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio test; provided, however that incremental revolving loan commitments may not exceed $50 million. Refer to Note 17 for details.
Divestiture of Fox's Organic Business
In the first quarter of fiscal 2017, we reclassified certain assets and liabilities of our wholly-owned subsidiary Fox Enterprises, Inc. (the Disposal Group) as held for sale. As a result, the long-lived assets (comprised of goodwill, intangible assets and fixed assets) included in the Disposal Group were fully impaired and the Company recorded total impairment charge of $0.8 million in the first quarter of fiscal 2017.
On October 3, 2016, we completed the sale of the Disposal Group for approximately $1.2 million and recorded a loss on divestiture (included in interest income and other, net in the Consolidated Statement of Operations) of approximately $0.7 million in fiscal 2017.
Acquisition of Synkera Technologies, Inc.
On July 22, 2016, we purchased substantially all of the assets and liabilities of Synkera Technologies, Inc. (Synkera), a company engaged in developing and marketing metal oxide gas sensor technology, for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The contingent cash consideration will be paid based upon the achievement of certain milestones to be completed within 3.5 years from the date of acquisition. See Note 3 for details.
Subsequent Events

On July 28, 2017, our Board of Directors approved an increase to our share repurchase authorization of $200 million.

Overview
The following table and discussion provide an overview of our operating results for the three months ended July 2, 2017 and July 3, 2016:

	Three Months Ended
(in thousands, except for percentage)	July 2, 2017	July 3, 2016
Revenues	$196,713	$192,128
Gross profit	$110,038	$108,349
As a % of revenues	56%	56%
Operating income	$19,647	$19,885
As a % of revenues	10%	10%
Net income	$16,714	$20,947
As a % of revenues	8%	11%

Our revenues increased by $4.6 million, or 2%, to $196.7 million in the quarter ended July 2, 2017 compared to the quarter ended July 3, 2016. The increase was primarily due to revenue from the newly acquired business of GigPeak, higher revenue contribution from our automotive/industrial/sensing products and increased demand for our memory interface and wireless power products. These increases were partially offset by lower demand for our communications timing and RapidIO switching solutions products.

Gross profit percentage and operating income percentage were consistent at 56% and 10%, respectively, for the quarters ended July 2, 2017 and July 3, 2016. Net income was $16.7 million in the first quarter of fiscal 2018, as compared to $20.9 million in the first quarter of fiscal 2017. The decrease in net income was primarily due to higher interest expense attributed to the Initial Term B Loan and the lower benefit from income taxes in the quarter ended July 2, 2017, as compared to the same period in prior fiscal year.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016
Communications	$57,826	$79,097
Computing, Consumer and Industrial	138,887	113,031
Total revenues	$196,713	$192,128

Product groups representing greater than 10% of net revenues:	Three Months Ended
As a percentage of net revenues	July 2, 2017	July 3, 2016
	(a)	(b)
Communications:
Communications timing products	11%	14%
Serial RapidIO products	—%	13%
All others less than 10% individually	18%	14%
Total Communications	29%	41%

Computing, Consumer and Industrial:
Memory interface products	25%	24%
Wireless power products	12%	11%
Automotive, industrial and sensing products	13%	12%
All others less than 10% individually	21%	12%
Total Computing, Consumer and Industrial	71%	59%
Total	100%	100%
(a) Includes product group with less than 10% of net revenue in a given period.
(b) Prior period numbers have been adjusted to conform to our current organizational structure.
Communications Segment
Revenues in our Communications segment decreased $21.3 million, or 27%, to $57.8 million in the quarter ended July 2, 2017 as compared to the quarter ended July 3, 2016. The decrease was primarily due to a decrease in shipments of our RapidIO switching solutions products, lower demand for our legacy products and a decrease as a result of divestiture of Fox’s Organic business. These decreases were partially offset by revenue contribution from our newly acquired GigPeak business.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased $25.9 million, or 23% to $138.9 million in the quarter ended July 2, 2017 as compared to the quarter ended July 3, 2016. The increase was primarily due to revenue from our newly acquired GigPeak business, higher revenue contribution from our automotive/industrial/sensing products and increased demand for our memory interface and wireless power products.

Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, rest of APAC, Americas and Europe accounted for 32%, 42%, 13% and 13%, respectively, of consolidated revenues in the quarter ended July 2, 2017 compared to 38%, 39%, 11% and 12%, respectively, of our consolidated revenues in the quarter ended July 3, 2016. The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.
Gross Profit

	Three Months Ended
	July 2, 2017	July 3, 2016
Gross Profit (in thousands)	$110,038	$108,349
Gross Profit Percentage	55.9%	56.4%
Gross profit increased $1.7 million in the three months ended July 2, 2017 compared to the three months ended July 3, 2016, as a result of increased revenues. Gross profit as a percentage of revenues decreased 0.5% in the three months ended July 2, 2017 compared to the three months ended July 3, 2016. Gross profit percentage declined primarily due to certain costs related to the acquisition of GigPeak such as amortization of intangibles and amortization of fair value markup on inventory.
Operating Expenses
The following table presents our operating expenses for the three months ended July 2, 2017 and July 3, 2016:

	Three Months Ended
	July 2, 2017		July 3, 2016
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$48,449	25%	$49,648	26%
Selling, general and administrative	$41,942	21%	$38,816	20%

Research and Development (R&D)
R&D expense decreased $1.2 million, or 2.4%, to $48.4 million in the quarter ended July 2, 2017 compared to the quarter ended July 3, 2016. The decrease was primarily driven by lower severance costs as there were no headcount reductions from our Germany and France locations in the quarter ended July 2, 2017 when compared to the quarter ended July 3, 2016 and by lower R&D labor and benefit related costs. These decreases were partly offset by R&D expenses incurred as a result of the acquisition of GigPeak and increase in stock-based compensation.
Selling, General and Administrative (SG&A)
SG&A expense increased $3.1 million, or 8.1%, to $41.9 million in the quarter ended July 2, 2017 as compared to the quarter ended July 3, 2016. The increase was primarily driven by SG&A expenses incurred as a result of the acquisition of GigPeak and increase in amortization of intangibles as a result of new intangibles recognized from the acquisition of GigPeak. These increases were partly offset by lower severance costs as there were no headcount reductions from our Germany and France locations in the quarter ended July 2, 2017 when compared to the quarter ended July 3, 2016.
Interest Expense
The components of interest expense for the three months ended July 2, 2017 and July 3, 2016 are summarized as follows (in thousands):

	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016
Accretion of debt discount	$3,166	$2,998
Contractual interest expense	2,932	818
Amortization of debt issuance costs and debt discount	475	270
Other	324	62
Total interest expense	$6,897	$4,148

Interest expense for the three months ended July 2, 2017 and July 3, 2016 was primarily related to the Convertible Notes and Initial Term B Loan we issued in November 2015 and April, 2017, respectively. The increase in interest expense in the three months ended July 2, 2017 as compared to the same period in prior year was primarily due to contractual interest recorded and amortization of issuance costs related to the Initial Term B Loan.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	July 2, 2017	July 3, 2016
Interest income	$757	$600
Other income, net	2,225	1,052
Interest income and other, net	$2,982	$1,652

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three months ended July 2, 2017 as compared to the same period in prior year was primarily attributable to higher average interest rates for the period. The increase in other income in the three month quarter ended July 2, 2017 as compared to the same period in prior year was primarily due to increase in value of the underlying investments of the deferred compensation plan and favorable impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
During the three months ended July 2, 2017 and July 3, 2016, we recorded an income tax benefit of $1.0 million and $3.6 million from continuing operations, respectively. The income tax benefit recorded in the three months ended July 2, 2017 was primarily due to the benefit from research and development tax credits and excess tax benefits from stock based compensation. The income tax benefit recorded in the three months ended July 3, 2016 was primarily due to the tax benefit on severance costs.
As of July 2, 2017, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
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
As of July 2, 2017, we are under examination in Malaysia for fiscal years 2012 through 2015, in India for fiscal year 2015, and in the state of New York for fiscal years 2013 through 2016. Although the final outcome is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
Our open years in the U.S. federal jurisdiction are fiscal 2014 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. Our open years in various state and foreign jurisdictions are fiscal years 2010 and later.
We do not expect a material change in unrecognized tax benefits within the next twelve months.

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $358.2 million at July 2, 2017, a decrease of $47.9 million compared to April 2, 2017. We had an outstanding debt in the form of Convertible Notes amounting to $373.8 million at July 2, 2017 and April 2, 2017, and Initial Term B Loan with outstanding principal balance of $199.5 million as of July 2, 2017.
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015, between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the certain circumstances as defined in the indenture. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of such circumstances. The conversion rate for the Convertible Notes will initially be 29.8920 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of approximately $33.45 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers. As of July 2, 2017, none of the conditions allowing holders of the Convertible Notes to convert had been met.
The Initial Term B Loan has an aggregate original principal amount of $200 million, with an original term of 7 years, and is senior to the Convertible Notes in terms of priority. In accordance with the terms of the Credit Agreement, we will repay the principal amount on the last day of each March 31, June 30, September 30 and December 31, commencing on June 30, 2017, in an amount equal to 0.25% of the original principal amount; and on the maturity date, as described below, in an amount equal to the remainder of the outstanding principal amount of the Initial Term B Loan. The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any of the our Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless we and our guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. We may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. For the initial three-month period through June 30, 2017, the interest rate on the Initial Term B Loan is approximately 4.15%.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $35.0 million in the three months ended July 2, 2017 compared to $30.3 million in the three months ended July 3, 2016. Cash provided by operating activities in the three months ended July 2, 2017 consisted of our net income of $16.7 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and deferred income tax which totaled $30.3 million; and cash used to meet working capital requirements $12.0 million.
Cash Flows from Investing Activities
Net cash used in investing activities in the three months ended July 2, 2017 was $268.1 million compared to net cash used of $55.3 million in the three months ended July 3, 2016. Net cash used in investing activities in the three months ended July 2, 2017 was primarily due to $237.7 million used for acquisition of GigPeak (net of cash acquired), $21.7 million for the net purchases of short-term investments and $8.4 million of expenditures to purchase capital equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $161.9 million in the three months ended July 2, 2017 as compared to net cash used of $25.7 million in the three months ended July 3, 2016. Cash provided by financing activities in the three months ended July 2, 2017 was primarily due to $194.3 million of net proceeds from the Initial Term B Loan and $3.2 million of proceeds from exercise of employee stock options and the issuance of stock under our employee stock purchase plan. Those were partly offset by $34.8 million of proceeds from repurchase of common stock and $0.5 million of principal payment of the Initial Term B Loan.
We anticipate capital expenditures of approximately $20 million to $30 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.

In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of July 2, 2017, we had cash, cash equivalents and investments of approximately $244.7 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of July 2, 2017, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed and in "Note 14 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $213.7 million and $191.5 million as of July 2, 2017 and April 2, 2017, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of July 2, 2017 and April 2, 2017, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of July 2, 2017. We do not currently use derivative financial instruments in our investment portfolio.
As of July 2, 2017, we had an outstanding principal balance in our Initial Term B Loan of $199.5 million. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. As the applicable interest rate is based on a floating rate index, we are exposed to interest rate risk. A one hundred basis point change in the contractual interest rate would increase the interest expense for the next 12 months on our outstanding Initial Term B Loan by $2.0 million.
At July 2, 2017 and April 2, 2017, we had an outstanding debt of $373.8 million in the form of convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $32.0 million, all of which was available at July 2, 2017. We performed a sensitivity analysis as of July 2, 2017 and April 2, 2017 and determined that, without hedging the exposure, a 10% change in the value of the U.S. dollar would result in an approximate 0.3% and 0.1% impact on gross profit margin percentage, respectively, as we operate a manufacturing testing facility in Malaysia and Germany, and an approximate 0.5% impact to operating expenses (as a percentage of revenue), as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada. At July 2, 2017 and April 2, 2017, we had no material outstanding foreign exchange contracts.
We did not have any material currency exposure related to any outstanding capital purchases as of July 2, 2017 and April 2, 2017.
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

As of July 2, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
On February 13, 2017, the Company and GigPeak announced that they had entered into an Agreement and Plan of Merger, dated as of February 13, 2017. On February 17, 2017, a purported class action was filed in Santa Clara County Superior Court, (Carbajal v. Gigpeak, Inc., et al, Case No. 17-cv-306571). On March 8, 2017, a purported class action was filed in the United States District Court of Delaware (Vladimir Gusinsky Rev. Trust v. GigPeak, Case No. 1:17-cv-00241-VAC SRF). On March 13, 2017, a purported class action was filed in the United States District Court for the Northern District of California (Mendoza v. Gigpeak, Inc. et al, Case No. 3;17-cv-01351-WHO). On March 16, a second purported class action was filed in the United States District Court for the Northern District of California (Travis v. GigPeak, Inc. et al, Case No. 5:17-cv-01441-LKH). The Company was named as a defendant in the Carbajal and Gusinsky complaints. The Carbajal complaint asserted claims for breach of fiduciary duty and aiding and abetting breach of fiduciary duty, including that defendants have failed to secure adequate deal consideration as well as various other breaches of duty. The Gusinsky, Travis and Mendoza complaints asserted claims under Sections 14(d)(4), 14(e) and 20(a) of the Exchange Act. The Gusinsky, Mendoza and Travis complaint alleged that the Schedule 14D-9 filed by GigPeak contained material omissions and misstatements, and sought to enjoin and/or rescind the Offer as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs. The Carbajal complaint was voluntarily dismissed on March 7, 2017. Each of the remaining complaints was voluntarily dismissed by Plaintiffs on or around April 7, 2017, and the actions were closed by the Court on or around May 15, 2017 after Plaintiffs’ fees were agreed to by the parties.
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
Property investigation activity took place between April 2013 and June 2015. On June 23, 2015, the DTSC deemed the Property investigation complete. The DTSC continues to evaluate corrective action alternatives. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon notification from DTSC of its corrective action selection. No specific corrective action has been selected yet, and thus no specific monetary demands have been made. Accordingly, an estimate of contingent loss, if any, related to this action cannot be made.

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
Our acquisition of ZMDI and GigPeak and the integration of their business, operations and employees with our own will involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
On December 7, 2015, we completed the purchase of all of the outstanding non-par-value shares of Zentrum Mikroelektronik Dresden AG (ZMDI). On April 4, 2017, we completed the purchase of all of the outstanding common stock of GigPeak, Inc. (GigPeak). Any failure to successfully integrate the business, operations and employees of ZMDI and GigPeak could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the companies and their personnel. Implementation and integration of the ZMDI and GigPeak businesses will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating ZMDI and GigPeak will include:

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
On April 4, 2017, we borrowed $200 million in a term loan facility (Initial Term B Loan) with an original maturity date of April 4, 2024. In November 2015, we issued $373.8 million of 0.875% Convertible Senior Notes due 2022 (Convertible Notes). Our substantial indebtedness may:

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
We face competitive pressures and unique requirements from our automotive business customers
Our automotive business is highly competitive and we may face significant pricing and price reduction pressures from our automotive business customers. Our automotive business results could be adversely impacted if we are unable to offset pricing reduction pressures by improving operating efficiencies and reducing expenditures. In addition to aggressive pricing and ongoing price reductions, our automotive business customers may require longer term product supply commitments and greater contractual penalties and/or liability terms than those or our non-automotive business customers. Our automotive business customers’ products may also carry a risk of personal injury or property damage to end users in the event of a component failure and our participation in such business segment carries an increased risk that we will be required to respond to product liability and other similar types of claims.
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

International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

(percentage of total revenues)	Three Months Ended July 2, 2017	Three Months Ended July 3, 2016
Hong Kong	32%	38%
Rest of Asia Pacific	42%	39%
Americas	13%	11%
Europe	13%	12%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On July 2, 2017, we had cash, cash equivalents and investments of approximately $244.7 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $420.1 million of goodwill and $195.4 million of intangible assets on our Condensed Consolidated Balance Sheet as of July 2, 2017. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2017, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 3, 2017 - April 30, 2017	260,900	$23.55	260,900	$85,990,631
May 1, 2017 - May 28, 2017	581,024	$23.94	581,024	$72,073,969
May 29, 2017 - July 2, 2017	594,700	$24.81	594,700	$57,313,097
Total	1,436,624	$24.23	1,436,624

In the three months ended July 2, 2017, the Company repurchased 1.4 million shares for $34.8 million. As of July 2, 2017, approximately $57.3 million was available for future purchase under the new share repurchase program. On July 28, 2017, the Company’s Board of Directors approved an increase to our share repurchase authorization of $200 million.
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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
August 8, 2017		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
August 8, 2017		Brian C. White Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)