Form 10-Q
period 2017-10-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2017-11-07
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2017 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of November 3, 2017 was approximately 132,834,804.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	October 1, 2017	April 2, 2017
Assets
Current assets:
Cash and cash equivalents	$147,897	$214,554
Short-term investments	222,623	191,492
Accounts receivable, net	105,688	89,312
Inventories	63,692	52,288
Prepayments and other current assets	14,386	13,054
Total current assets	554,286	560,700
Property, plant and equipment, net	84,166	80,961
Goodwill	420,117	306,925
Intangible assets, net	207,355	108,818
Deferred tax assets	87,696	85,831
Other assets	62,408	40,399
Total assets	$1,416,028	$1,183,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$38,768	$42,020
Accrued compensation and related expenses	30,630	26,624
Deferred income on shipments to distributors	2,823	1,985
Current portion of bank loan	2,000	—
Other accrued liabilities	28,077	20,205
Total current liabilities	102,298	90,834
Deferred tax liabilities	11,406	13,835
Long-term income tax payable	4,613	867
Convertible notes	292,458	285,541
Long-term bank loan, net	191,662	—
Other long-term liabilities	26,534	18,894
Total liabilities	628,971	409,971
Commitments and contingencies (Note 14)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 132,991 and 133,175 shares outstanding as of October 1, 2017 and April 2, 2017, respectively	133	133
Additional paid-in capital	2,719,119	2,685,649
Treasury stock at cost: 124,348 and 121,982 shares as of October 1, 2017 and April 2, 2017, respectively	(1,674,628)	(1,616,315)
Accumulated deficit	(253,625)	(289,019)
Accumulated other comprehensive loss	(3,942)	(6,785)
Total stockholders' equity	787,057	773,663
Total liabilities and stockholders' equity	$1,416,028	$1,183,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited, in thousands, except per share data)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues	$204,398	$184,059	$401,111	$376,187
Cost of revenues	87,636	77,527	174,311	161,306
Gross profit	116,762	106,532	226,800	214,881
Operating expenses:
Research and development	48,742	41,750	97,191	91,398
Selling, general and administrative	44,485	37,415	86,427	76,231
Total operating expenses	93,227	79,165	183,618	167,629
Operating income	23,535	27,367	43,182	47,252
Interest expense	(6,834)	(4,217)	(13,731)	(8,365)
Interest income and other, net	1,948	1,620	4,930	3,272
Income before income taxes	18,649	24,770	34,381	42,159
Benefit from (provision for) income taxes	31	(179)	1,013	3,379
Net income	$18,680	$24,591	$35,394	$45,538
Net income per share:
Basic	$0.14	$0.18	$0.27	$0.34
Diluted	$0.14	$0.18	$0.26	$0.33
Weighted average shares:
Basic	133,269	134,186	133,286	134,059
Diluted	136,059	137,206	136,434	137,698

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Net income	$18,680	$24,591	$35,394	$45,538
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	1,228	(109)	2,631	(1,142)
Change in net unrealized loss on investments, net of tax	78	(489)	212	(33)
Total other comprehensive gain (loss)	1,306	(598)	2,843	(1,175)
Comprehensive income	$19,986	$23,993	$38,237	$44,363

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited, in thousands)	October 1, 2017	October 2, 2016
Cash flows from operating activities:
Net income	$35,394	$45,538
Adjustments:
Depreciation	13,173	10,192
Amortization of intangible assets	21,626	11,849
Amortization of debt issuance costs and debt discount	7,326	6,577
Assets impairment	—	870
Stock-based compensation expense, net of amounts capitalized in inventory	24,769	19,696
Deferred income tax	(7,550)	(3,298)
Changes in assets and liabilities, net of acquisitions (a):
Accounts receivable, net	(1,569)	(9,363)
Inventories	7,111	9,188
Prepayments and other assets	1,112	(256)
Accounts payable	(7,633)	(2,595)
Accrued compensation and related expenses	852	(20,175)
Deferred income on shipments to distributors	838	219
Income taxes payable and receivable	4,573	(14)
Other accrued liabilities and long-term liabilities	(1,413)	14,545
Net cash provided by operating activities	98,609	82,973
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(237,716)	(1,528)
Asset acquisition	(12,956)	—
Investment in convertible note	—	(1,955)
Purchases of property, plant and equipment, net	(15,531)	(12,922)
Purchases of intangible assets	(259)	(150)
Purchase of non-marketable equity security	(10,000)	—
Purchases of short-term investments	(128,718)	(212,002)
Proceeds from sales of short-term investments	77,287	85,353
Proceeds from maturities of short-term investments	21,292	17,337
Net cash used in investing activities	(306,601)	(125,867)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,154	10,301
Repurchase of common stock	(58,312)	(54,383)
Payment of capital lease obligations	(587)	(714)
Proceeds of Initial Term B Loan, net of discount and issuance costs	194,252	—
Payment of Initial Term B Loan principal	(1,000)	—
Net cash provided by (used in) financing activities	139,507	(44,796)
Effect of exchange rates on cash and cash equivalents	1,828	(669)
Net decrease in cash and cash equivalents	(66,657)	(88,359)
Cash held for sale (a)	—	(1,000)
Cash and cash equivalents at beginning of period	214,554	203,231
Cash and cash equivalents at end of period	$147,897	$113,872

	Six Months Ended
(Unaudited, in thousands)	October 1, 2017	October 2, 2016
Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$1,109	$465
Fair value of partially vested employee equity awards related to pre-combination services that were assumed as part of the business acquisition	$3,400	$—
Additions to intangible assets included in accounts payable and other accrued liabilities	$4,768	$—
Contingent consideration in connection with the asset acquisition included in other accrued liabilities and other long-term liabilities	$4,080	$—

(a) For the six months ended October 2, 2016, the impact of assets and liabilities reclassified as held for sale during such period was not considered in the changes in operating assets and liabilities, net of acquisition within cash flows from operating activities. See Note 4 "Divestitures" for more details on the assets and liabilities reclassified as held for sale.

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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first and second quarters of fiscal 2018 and fiscal 2017 were 13 week periods.
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
Revenue Recognition
The Company recognizes software royalty revenue based on reports received from customers during the quarter, assuming that all other revenue recognition criteria are met. The customers generally report shipment information within 45 days following the end of their respective quarters.
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

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which provides the guidance applying to inventory measured using any other method other than last-in, last-out method. Under this guidance, inventory is measured at the lower of cost and net realizable value. The net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The Company adopted the new guidance prospectively in the first quarter of fiscal 2018. There was no material impact in the period of adoption.
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

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption. As of October 1, 2017, the Company has a deferred tax charge of $15.6 million recorded in prepayments and other current assets and other assets, which represents the tax expense that was deferred in accordance with current GAAP. At adoption, the Company will recognize the unamortized portion of the deferred tax charge through a cumulative-effect adjustment to accumulated deficit. Additionally, a deferred tax asset will be recognized, through a cumulative-effect adjustment to accumulated deficit, for the unamortized tax basis in the assets, which as of October 1, 2017 would have been $0.8 million.

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

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The new standard will be effective for the Company beginning April 2, 2018. The Company has elected to use the modified retrospective method as its transition method in adoption of the new revenue standard. The Company is still finalizing the analysis to quantify the overall potential impact of the new standard, including any impacts from recently issued amendments and the guidance issued by the FASB Transition Resource Group. Currently, a high percentage of the Company's revenues on sales to distributors are recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. Because of this, the Company expects the new standard to have insignificant impact on the timing of recognition of revenue from distributors. Additionally, the Company expects a change in the timing of revenues recognized from software royalty revenue although the related impact is not material. The Company expects other revenue streams to remain substantially unchanged. As part of the Company's assessment and implementation plan, the Company is evaluating and implementing changes to its policies, procedures and controls.

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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Numerator (basic and diluted):
Net income	$18,680	$24,591	$35,394	$45,538
Denominator:
Weighted average common shares outstanding, basic	133,269	134,186	133,286	134,059
Dilutive effect of employee stock options, restricted stock units and performance stock units	2,790	3,020	3,148	3,639
Weighted average common shares outstanding, diluted	136,059	137,206	136,434	137,698

Basic net income per share	$0.14	$0.18	$0.27	$0.34
Diluted net income per share	$0.14	$0.18	$0.26	$0.33

Potential dilutive common shares of 18 thousand and 0.5 million pertaining to employee stock options, restricted stock units and performance-based stock units were excluded from the calculation of diluted earnings per share for the three months ended October 1, 2017 and October 2, 2016, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 55 thousand and 0.5 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings per share for the six months ended October 1, 2017 and October 2, 2016, because the effect would have been anti-dilutive.

The denominator for diluted net income per share for the three and six months ended October 1, 2017 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Convertible Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income per share for three and six months ended October 1, 2017 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 16 for further discussion regarding the Convertible Notes.

Note 3. Acquisitions
Asset Acquisition
On August 10, 2017, the Company purchased certain assets of SpectraBeam, LLC ("SpectraBeam") for a total purchase consideration of $17.0 million, of which $12.9 million was paid in cash at closing and $4.1 million was recorded as a liability representing the contingent cash consideration. The acquisition did not meet the criteria for a business combination in accordance with ASC 805, Business Combinations, and accordingly, was accounted for as an asset acquisition. Aside from developed technology classified as an intangible asset, there was no other asset or liability that was allocated value in the purchase price allocation. The contingent cash consideration will be paid based upon achievement of certain milestones to be completed within two years from the closing date. Given that the milestones are probable of being achieved and the related amounts are estimable, the fair value of the contingent consideration was recognized as part of the cost of asset acquired at closing date. Accordingly, the total purchase consideration of $17.0 million was allocated to the developed technology. The economic useful life of the developed technology is 7 years, which was determined based on the technology cycle related to the products and its expected contribution to forecasted revenue.
Business Combination
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
The fair value of accounts receivable, other current assets, accounts payable, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment and intangible assets were determined with the assistance of a third-party valuation using discounted cash flow analysis, and estimate made by management. The fair values of certain other assets and liabilities were determined internally using historical carrying values and estimates made by management. As additional information becomes available, the Company may revise preliminary purchase price allocation during the remainder of the measurement period (which will not exceed 12 months from the acquisition date). Any such revisions or changes may be material. During the second quarter of fiscal 2018, the Company obtained additional information in regards to inventory, deferred tax assets, accounts receivable and assumed liabilities and recorded purchase accounting adjustments which were not considered to be material.
The financial results of the GigPeak business have been included in the Company’s Condensed Consolidated Statements of Operations from April 4, 2017, the closing date of the acquisition. The Company's results of operations include $13.1 million and $28.2 million of net revenues attributable to GigPeak for the three months and six months ended October 1, 2017. The Company incurred approximately $2.2 million of acquisition related costs for the first quarter of fiscal 2018 which were included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. Goodwill is primarily attributable to the assembled workforce of GigPeak, anticipated synergies and economies of scale expected from the operations of the combined company.
The Company's preliminary purchase price allocation with immaterial adjustments made through October 1, 2017 is as follows:

(in thousands)	Estimated Fair Value
Cash and cash equivalents	$9,001
Accounts receivable	14,806
Inventories	18,399
Prepayments and other current assets	2,641
Property, plant and equipment	2,434
Goodwill	113,192
Intangible assets	97,860
Deferred tax assets	7,485
Other assets	1,501
Accounts payable	(5,753)
Accrued compensation and related expenses	(3,154)
Other accrued liabilities	(3,538)
Long-term income tax payable	(1,253)
Other long-term liabilities	(3,504)
Total purchase price	$250,117

A summary of the preliminary estimated fair value of the intangible assets, net acquired and their estimated useful lives is as follows:

(in thousands)	Estimated Fair Value	Estimated Useful Life
Developed technology	$56,000	5 years
Customer contracts and related relationships	28,900	5 years
Order backlog	200	1 year
Software licenses	2,560	less than a year
In-process research and development ("IPR&D")	10,200
Total	$97,860
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

	Three Months Ended		Six Months Ended
(Unaudited in thousands, except per share data)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues	$204,398	$199,855	$401,111	$407,351
Net income	$21,792	$17,942	$44,661	$28,970
Basic net income per share	$0.16	$0.13	$0.34	$0.22
Diluted net income per share	$0.16	$0.13	$0.33	$0.21
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

Note 5. Fair Value Measurements
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of October 1, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$60,794	$—	$60,794
Money market funds	39,357	—	39,357
Asset-backed securities	—	14,840	14,840
Corporate bonds	—	123,403	123,403
International government bonds	—	5,420	5,420
Corporate commercial paper	—	24,460	24,460
Bank deposits	—	13,191	13,191
Repurchase agreement	—	142	142
Total assets measured at fair value	$100,151	$181,456	$281,607
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 2, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$61,556	$—	$61,556
Money market funds	140,425	—	140,425
Asset-backed securities	—	13,847	13,847
Corporate bonds	—	96,376	96,376
International government bonds	—	5,410	5,410
Corporate commercial paper	—	4,898	4,898
Bank deposits	—	12,305	12,305
Repurchase agreements	—	173	173
Total assets measured at fair value	$201,981	$133,009	$334,990
The deferred compensation plan assets of $16.7 million and $16.0 million as of October 1, 2017 and April 2, 2017, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 15 for additional information on the Employee Benefit Plans.

The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $398.6 million and $376.9 million as of October 1, 2017 and April 2, 2017, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 16 for additional information on the Convertible Notes.
As of October 1, 2017, the fair value of the Initial Term B Loan was $200.6 million. The Company classified the Initial Term B Loan as Level 2 fair value measurement hierarchy as the debt is not actively traded and has variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 17 for additional information on Term B loan.

U.S. government treasuries and U.S. government agency securities as of October 1, 2017 and April 2, 2017 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. There were no transfers into or out of Level 1 or Level 2 financial assets during the three and six months ended October 1, 2017.
In connection with the acquisition of Synkera in fiscal 2017, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $1.3 million as of both October 1, 2017 and April 2, 2017.
As a result of the acquisition of SpectraBeam in fiscal 2018, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the asset acquisition in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $4.1 million as of October 1, 2017.
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets. As of October 1, 2017, the Company has not experienced any losses in its operating accounts.

All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three and six months ended October 1, 2017 and October 2, 2016.

Note 6. Investments
Available-for-Sale Securities

The amortized cost and fair value of available-for-sale investments as of October 1, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$61,234	$1	$(441)	$60,794
Money market funds	39,357	—	—	39,357
Asset-backed securities	14,847	8	(15)	14,840
Corporate bonds	123,547	96	(240)	123,403
International government bonds	5,424	7	(11)	5,420
Corporate commercial paper	24,460	—	—	24,460
Bank deposits	13,191	—	—	13,191
Repurchase agreements	142	—	—	142
Total available-for-sale investments	282,202	112	(707)	281,607
Less amounts classified as cash equivalents	(58,984)	—	—	(58,984)
Short-term investments	$223,218	$112	$(707)	$222,623

The amortized cost and fair value of available-for-sale investments as of April 2, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$62,048	$16	$(508)	$61,556
Money market funds	140,425	—	—	140,425
Asset-backed securities	13,865	5	(23)	13,847
Corporate bonds	96,660	42	(326)	96,376
International government bonds	5,423	2	(15)	5,410
Corporate commercial paper	4,898	—	—	4,898
Bank deposits	12,305	—	—	12,305
Repurchase agreements	173	—	—	173
Total available-for-sale investments	335,797	65	(872)	334,990
Less amounts classified as cash equivalents	(143,498)	—	—	(143,498)
Short-term investments	$192,299	$65	$(872)	$191,492

The cost and estimated fair value of available-for-sale securities as of October 1, 2017, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$100,073	$100,058
Due in 1-2 years	84,758	84,410
Due in 2-5 years	97,371	97,139
Total investments in available-for-sale securities	$282,202	$281,607

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of October 1, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$62,054	$(183)	$14,233	$(57)	$76,287	$(240)
Asset-backed securities	8,958	(15)	—	—	8,958	(15)
U.S. government treasuries and agencies securities	30,991	(123)	27,302	(318)	58,293	(441)
International government bonds	2,638	(11)	—	—	2,638	(11)
Total	$104,641	$(332)	$41,535	$(375)	$146,176	$(707)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments. As of October 1, 2017, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of October 1, 2017 and April 2, 2017.
Non-marketable Equity Securities
As of October 1, 2017 and April 2, 2017, the Company holds capital stock of privately-held companies with total amount of $24.4 million and $13.2 million, respectively. During the first quarter of fiscal 2018, the investment increased by $1.2 million as a result of the GigPeak acquisition. During the second quarter of fiscal 2018, the Company purchased common stock of another privately-held company for $10.0 million. These investments in stocks (included in Other Assets on the Condensed Consolidated Balance Sheet) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company did not record any impairment charges for these investments during the three and six months ended October 1, 2017 and October 2, 2016.

Note 7. Stock-Based Employee Compensation
Equity Incentive Programs
The Company currently issues awards under two equity-based plans in order to provide additional incentive and retention to directors and employees who are considered to be essential to the long-range success of the Company. These plans are further described below.

2008 GigPeak Equity Incentive Plan (2008 Plan)
On April 4, 2017, as a result of the acquisition of GigPeak, the Company assumed the 2008 Plan, including outstanding and unvested RSUs of GigPeak that converted into the Company's RSUs covering 0.3 million shares of IDT's common stock and GigPeak shares reserved for future issuance under the 2008 Plan which converted into 0.5 million shares of IDT's common stock reserved for issuance under the 2008 Plan. On September 26, 2017, the Company's stockholders approved the amended and restated 2004 Plan which determined that no shares will be available for future grant under the 2008 Plan.
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan. On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28.5 million shares to 36.8 million shares (an increase of 8.3 million shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010. On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four -year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of October 1, 2017, there were 5.8 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Cost of revenue	$763	$802	$1,396	$1,581
Research and development	6,094	3,191	12,056	7,499
Selling, general and administrative	6,092	5,188	11,317	10,616
Total stock-based compensation expense	$12,949	$9,181	$24,769	$19,696

The amount of stock-based compensation that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Six Months Ended October 1, 2017
(shares in thousands)	Shares	Price
Beginning stock options outstanding	1,374	$13.01
Exercised (1)	(120)	7.34
Canceled	(15)	23.86
Ending stock options outstanding	1,239	$13.44
Ending stock options exercisable	1,013	$12.22

(1)	Upon exercise, the Company issues new shares of common stock.
As of October 1, 2017, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $0.3 million and will be recognized over a weighted-average period of 0.67 years.

As of October 1, 2017, stock options vested and expected to vest totaled approximately 1.2 million with a weighted-average exercise price of $13.32 and a weighted-average remaining contractual life of 3.28 years. The aggregate intrinsic value was approximately $16.2 million.
As of October 1, 2017, fully vested stock options totaled approximately 1.0 million with a weighted-average exercise price of $12.22 and a weighted-average remaining contractual life of 3.06 years. The aggregate intrinsic value was approximately $14.5 million.
Restricted Stock Units (RSUs)
RSUs granted by the Company under the 2004 Plan generally vest over a four-year period from the grant date with one-fourth of RSUs vesting on each one-year anniversary. As of October 1, 2017, 4.3 million and 0.5 million RSU awards were outstanding under the 2004 Plan and the 2008 Plan, respectively.
The following table summarizes the Company's RSU activity and related weighted-average exercise prices for each category for the six months ended October 1, 2017:

	Six Months Ended October 1, 2017
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,840	$18.88
Assumed from GigPeak acquisition	328	23.62
Granted	2,220	24.00
Released	(1,316)	17.13
Forfeited	(260)	21.39
Ending RSUs outstanding	4,812	$21.91
As of October 1, 2017, RSUs expected to vest totaled approximately 4.0 million with a weighted-average remaining contract life of 1.57 years. The aggregate intrinsic value was approximately $107.0 million.
As of October 1, 2017, the unrecognized compensation cost related to RSUs granted under the Company’s equity incentive plan was approximately $51.9 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.69 years.
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
As of October 1, 2017, the total market-based stock units outstanding were approximately 0.7 million.
As of October 1, 2017, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.27 years. The aggregate intrinsic value was approximately $16.8 million.
As of October 1, 2017, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $10.1 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.33 years.
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
Activity under the Company's ESPP for the six months ended October 1, 2017 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	219
Average issuance price	$20.77
Number of shares available as of October 1, 2017	3,045

Note 8. Stockholders' Equity
Stock Repurchase Program. On July 28, 2017, the Company's Board of Directors approved an increase to the share repurchase authorization of $200 million. In the three and six months ended October 1, 2017, the Company repurchased 0.9 million shares for $23.5 million and 2.4 million shares for $58.3 million, respectively. As of October 1, 2017, approximately $233.8 million was available for future purchase under the share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity.

Note 9. Balance Sheet Detail

(in thousands)	October 1, 2017	April 2, 2017
Inventories, net
Raw materials	$3,207	$2,017
Work-in-process	39,024	35,192
Finished goods	21,461	15,079
Total inventories, net	$63,692	$52,288

Accounts receivable, net
Accounts receivable, gross	$112,636	$94,396
Allowances	(6,948)	(5,084)
Total accounts receivable, net	$105,688	$89,312

Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	278,698	268,683
Building and leasehold improvements	50,178	49,022
Total property, plant and equipment, gross	340,411	329,240
Less: accumulated depreciation (1)	(256,245)	(248,279)
Total property, plant and equipment, net	$84,166	$80,961

Other accrued liabilities
Accrued restructuring costs (2)	$4,322	$4,841
Other (3)	23,755	15,364
Total other accrued liabilities	$28,077	$20,205

Other long-term obligations
Deferred compensation related liabilities	$15,791	$15,024
Other (4)	10,743	3,870
Total other long-term liabilities	$26,534	$18,894

(1) Depreciation expense was $7.1 million and $5.0 million for the three months ended October 1, 2017 and October 2, 2016, respectively. Depreciation expense was $13.2 million and $10.2 million for the six months ended October 1, 2017 and October 2, 2016.
(2) Includes accrued severance costs related to integration, the disposed HSC business, and other restructuring actions. Refer to Note 13 for additional information.
(3) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of deferred revenue, current portion of supplier obligations, current portion of lease payable, current portion of liability for contingent consideration, and other accrued unbilled expenses.
(4) Other long-term obligations consist primarily of non-current portion of liability for contingent consideration, non-current portion of deferred revenue, non-current portion of lease payable, and other long-term accrued liabilities.

Note 10. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of October 1, 2017 and April 2, 2017 are as follows:

(in thousands)	October 1, 2017	April 2, 2017
Gross deferred revenue	$3,671	$2,335
Gross deferred costs	(848)	(350)
Deferred income on shipments to distributors	$2,823	$1,985

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Based on the last four quarters, this amount has ranged from an average of approximately 25% to 30% of the list price billed to the customer. The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors. Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world. As such, inventory write-downs for products in the distribution channel have not been significant.

Note 11. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the six months ended October 1, 2017 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain (loss) on available-for-sale investments	Pension adjustments	Total
Balance as of April 2, 2017	$(6,043)	$(807)	$65	$(6,785)
Other comprehensive income before reclassifications	2,631	222	—	2,853
Amounts reclassified out of accumulated other comprehensive loss	—	(10)	—	(10)
Net current-period other comprehensive income gain	2,631	212	—	2,843
Balance as of October 1, 2017	$(3,412)	$(595)	$65	$(3,942)

Comprehensive income components consisted of:

(in thousands)	Six Months Ended October 1, 2017	Location
Unrealized holding loss on available-for-sale investments	$10	interest and other, net

Note 12. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of October 1, 2017 and April 2, 2017 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 2, 2017	$122,687	$184,238	$306,925
Additions - GigPeak acquisition (see Note 3)	18,613	94,579	113,192
Balance as of October 1, 2017	$141,300	$278,817	$420,117
Goodwill balances as of October 1, 2017 and April 2, 2017 were net of $920.3 million in accumulated impairment losses.
Intangible asset balances as of October 1, 2017 and April 2, 2017 are summarized as follows:

	October 1, 2017
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$335,220	$(211,334)	$123,886
Trademarks	5,391	(5,391)	—
Customer relationships	201,997	(143,332)	58,665
Intellectual property licenses	14,886	(5,775)	9,111
Software license	7,831	(2,438)	5,393
Order backlog	200	(100)	100
Total amortizable purchased intangible assets	565,525	(368,370)	197,155
In-process research and development	10,200	—	10,200
Total purchased intangible assets	$575,725	$(368,370)	$207,355

	April 2, 2017
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$262,184	$(199,851)	$62,333
Trademarks	5,391	(5,347)	44
Customer relationships	173,097	(137,239)	35,858
Intellectual property licenses	16,196	(5,613)	10,583
Total purchased intangible assets	$456,868	$(348,050)	$108,818
During the three month ended on October 1, 2017, the Company purchased $4.8 million software licenses. As a result of an asset acquisition on August 10, 2017, the Company recognized developed technology of fair value of $17.0 million. Refer to Note 3 for details.
Amortization expense for the three months ended October 1, 2017 and October 2, 2016 was $9.9 million and $5.8 million, respectively. Amortization expense for the six months ended October 1, 2017 and October 2, 2016 was $21.6 million and $11.8 million, respectively. During the first quarter of fiscal 2018, the Company recorded an accelerated amortization charge of $2.0 million related to certain software licenses as the estimated future cash flows expected resulting from the use of the assets were less than the carrying amount.

The intangible assets are being amortized over estimated useful lives of 1 to 7 years.

Based on the intangible assets recorded as of October 1, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2018 (Remaining 6 months)	$20,740
2019	41,002
2020	40,541
2021	39,417
2022 and thereafter	55,455
Total amortizable purchased intangible assets	197,155
In-process research and development	10,200
Total intangible assets	$207,355
Note 13. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of October 1, 2017:

(in thousands)	Continuing Operations	HSC (Discontinued Operations)	Total
Severance and related charges:
Balance as of April 2, 2017	$3,414	$1,427	$4,841
Provision	2,291	—	2,291
Payments and other adjustments	(2,810)	—	(2,810)
Balance as of October 1, 2017	$2,895	$1,427	$4,322
Facility and related charges:
Balance as of April 2, 2017	$—	$—	$—
Provision	2,542	—	2,542
Payments and other adjustments	(158)	—	(158)
Balance as of October 1, 2017	$2,384	$—	$2,384
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions to reduce its workforce and consolidate facilities. The Company’s restructuring expenses consist primarily of severance and termination benefit costs related to the reduction of its workforce and lease obligation charges related to a facility that is no longer used.
Integration-related Restructuring Plan
During fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council, was approved by the German Works Council. Also, the details of the plan were communicated to the affected employees. The plan identified the number of employees to be terminated, their job classification or function, their location and the date that the plan is expected to be completed. The plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the plan indicated that it was unlikely that substantial changes to the plan would be made after communication of the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. Approximately $4.9 million of the $5.0 million was paid during fiscal 2017 and the remaining $0.1 million will be paid by the end of fiscal 2018.

Radio Frequency Business
During fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Radio Frequency business in France. The plan which sets forth the general parameters, terms and benefits for employee dismissals, was submitted to the French Works Council. The Company initially determined that an ongoing benefit arrangement existed as the affected employees are being protected under the provisions of prior plan and the minimum statutory requirement. Subsequent to this, the Company and the affected employees signed agreements with regards to the timing and payment of severance benefits. The Company made payments of $1.9 million during the six months ended October 1, 2017. As of October 1, 2017, the total accrued balance for employee severance costs related to these actions was $1.1 million. The Company expects to complete this action by December 2017.
HSC Business
During fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company has substantially completed payments of these termination benefits and the total accrued balance related to this action was $1.4 million as of October 1, 2017. The Company expects to complete these actions by December 2017.
Other
During the three months ended October 1, 2017, the Company recorded restructuring charges of $1.6 million and reduced headcount by 26 employees. Approximately $0.1 million was paid during the second quarter of fiscal 2018. The Company expects to complete these actions by the first quarter of fiscal 2019.

In connection with the GigPeak integration, the Company recorded $2.5 million for lease obligation charges related to a facility that the Company had determined to meet the cease-use date criteria. The fair value of this liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate in accordance with ASC 420, Exit or Disposal Cost Obligations. As of October 1, 2017, the total accrued balance for the lease obligation was $2.4 million, of which $1.8 million was classified as other long-term liabilities and the remaining $0.6 million was recorded as other accrued liabilities on the Condensed Consolidated Balance Sheets.

During the three months ended July 2, 2017, the Company recorded restructuring charges of $0.7 million and reduced headcount by 16 employees. The Company completed those actions by the second quarter of fiscal 2018.

During fiscal 2017, the Company recorded charges of $4.0 million and reduced headcount by 59 employees. The Company made payments of $0.1 million during the six months period ended October 1, 2017. As of October 1, 2017, the total accrued balance for employee severance costs related to these actions was $0.2 million, which is expected to be paid by December 2017.

Note 14. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.4 million and $0.3 million as of October 1, 2017 and April 2, 2017, respectively.
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

Note 15. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees.  The Company recorded expenses of approximately $1.4 million and $1.6 million in matching contributions under the plan during the six months ended October 1, 2017 and October 2, 2016, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of October 1, 2017 and April 2, 2017, obligations under the plan totaled approximately $15.8 million and $15.0 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of October 1, 2017 and April 2, 2017, the deferred compensation plan assets were approximately $16.7 million and $16.0 million respectively.

International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of October 1, 2017 and April 2, 2017, the net liability for all of these international benefit plans totaled $1.2 million and $0.7 million, respectively.

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
As of October 1, 2017, none of the conditions allowing holders of the Convertible Notes to convert had been met.
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

The following table includes total interest expense recognized related to the Convertible Notes during the three and six month periods ended October 1, 2017 and October 2, 2016 (in thousands):

	Three Months Ended		Six Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Contractual interest expense	$827	$818	$1,653	$1,636
Amortization of debt discount	3,210	3,038	6,377	6,037
Amortization of debt issuance costs	270	270	540	540
	$4,307	$4,126	$8,570	$8,213

The net liability component of Convertible Notes is comprised of the following as of October 1, 2017 (in thousands):

Net carrying amount as of April 2, 2017	$285,541
Amortization of debt issuance costs during the period	540
Amortization of debt discount during the period	6,377
Net carrying amount as of October 1, 2017	$292,458

During the six months ended October 1, 2017 and October 2, 2016, the Company paid contractual interest on the Convertible Notes of approximately $1.6 million and $1.7 million, respectively.

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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price $33.45 of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of October 1, 2017 and April 2, 2017, no warrants have been exercised.
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

The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any of the Company's Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless the Company and its guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. The Company may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. For the three-month periods ended June 30, 2017 and September 30, 2017, the interest rate on the Initial Term B Loan is approximately 4.15% and 4.23%, respectively.

The following table summarizes the outstanding borrowings from the Initial Term B Loan as of October 1, 2017:

(in thousands)	October 1, 2017
Outstanding principal balance	$199,000
Unamortized debt issuance costs and debt discount	(5,338)
Outstanding principal, net of unamortized debt issuance costs and debt discount	$193,662
Classified as follows:
Current portion of long-term debt	$2,000
Long-term debt	$191,662

As of October 1, 2017, the Company made payment totaling $1.0 million towards the outstanding principal balance of the Initial Term B Loan. The following table includes the total interest expense related to the Term B Loan recognized during the three and six months ended October 1, 2017:

	Three Months Ended	Six Months Ended
(in thousands)	October 1, 2017	October 1, 2017
Contractual interest expense	$2,275	$4,381
Amortization of debt issuance costs and debt discount	205	409
Total	$2,480	$4,790
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Credit Agreement includes customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. Under certain circumstances, a default interest rate will apply on all overdue obligations under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Credit Agreement. As of October 1, 2017, the Company is in compliance with the covenants specified in the Credit Agreement.

See Note 5 to the Company's condensed consolidated financial statements for fair value determination related to the Company's Initial Term B Loan.

Note 18. Income Taxes
During the three and six months ended October 1, 2017, the Company recorded an income tax benefit of $0.03 million and $1.0 million, respectively. The Company recorded an income tax expense of $0.2 million and income tax benefit of $3.4 million during the three and six months ended October 2, 2016, respectively.
The Company’s effective tax rate was significantly less than the U.S. federal statutory rate of 35% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.
The income tax benefit recorded in the three and six months ended October 1, 2017 was primarily due to the tax benefit from the reduction to the deferred tax liability related to amortization of acquired intangible assets as well as the tax benefit from excess tax benefits on stock based compensation. The income tax benefit recorded in the six months ended October 2, 2016 was primarily due to the tax benefit on severance cost recorded in the period.

During the quarter ended October 1, 2017, the Company recorded a deferred tax charge of $11.0 million in prepayments and other current assets and other assets, which represents the tax expense that was deferred, in accordance with ASC 740-10-25-3(e), on the intercompany transfer of intangible assets in connection with a change to the Company’s corporate structure. The deferred tax charge is being amortized over the tax life of the intangible assets.
As of October 1, 2017, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
During the quarter ended October 1, 2017, the Company closed out all positions as part of the examination of the Company's India income tax returns through fiscal 2016. The outcome did not have a material effect on the Company’s financial position, cash flows or results of operations.
As of October 1, 2017, the Company is under examination in Malaysia for fiscal years 2012 through 2015, Italy for fiscal years 2015 and 2016, and in the state of New York for fiscal years 2013 through 2016. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
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

Note 19. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
The Company's reportable segments include the following:

•
Communications segment: includes clock and timing solutions, flow-control management devices including Serial RapidIO ® switching solutions, multi-port products, telecommunications products, high-speed static random access memory, first in and first out memory (FIFO), digital logic, radio frequency, optical interconnect and frequency control solutions.

•
Computing, Consumer and Industrial segment: includes clock generation and distribution products, high-performance server memory interfaces, PCI Express switching solutions, power management solutions, signal integrity products, optical interconnect, video distribution and contribution solutions and sensing products for mobile, automotive and industrial solutions.

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Communications	$63,992	$65,374	$121,818	$144,194
Computing, Consumer and Industrial	140,406	118,685	279,293	231,993
Total revenues	$204,398	$184,059	$401,111	$376,187

Income by segment	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Communications	26,005	20,685	$45,276	$49,173
Computing, Consumer and Industrial	27,061	27,138	57,473	50,430
Unallocated expenses:
Amortization of intangible assets	(8,963)	(5,246)	(19,804)	(11,021)
Inventory fair market value adjustment	(2,011)	(520)	(6,092)	(2,915)
Assets impairment and other	(917)	—	(917)	(870)
Stock-based compensation expense	(12,950)	(9,181)	(24,770)	(19,696)
Severance, retention and facility closure costs	(4,179)	(5,002)	(4,832)	(16,939)
Acquisition-related costs and other	—	(72)	(2,225)	(72)
Interest expense and other, net	(5,397)	(3,032)	(9,728)	(5,931)
Income before income taxes	$18,649	$24,770	$34,381	$42,159

The Company does not allocate goodwill and intangible assets impairment charge, IPR&D, severance, acquisition-related costs, stock-based compensation, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Hong Kong	$70,810	$61,721	$134,698	$135,650
Korea	21,275	18,809	39,437	35,515
Rest of Asia Pacific	62,781	63,070	127,317	121,125
Americas (1)	17,508	17,187	43,303	37,640
Europe	32,024	23,272	56,356	46,257
Total revenues	$204,398	$184,059	$401,111	$376,187

(1)
The revenues from the customers in the U.S. were $14.8 million and $15.5 million in the three months ended October 1, 2017 and October 2, 2016, respectively. The revenue from the customers in the U.S. was $36.9 million and $34.2 million in the six months ended October 1, 2017 and October 2, 2016, respectively.

The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. One distributor, Avnet and its affiliates accounted for 15% of the Company's revenues in the three months ended October 1, 2017. One distributor, Avnet and its affiliates each accounted for 14% of the Company's revenues in the six months ended October 1, 2017. Three distributors, Uniquest, Avnet and its affiliates, and SK Hynix and its affiliates accounted for 13%, 11% , and 10% respectively, of the Company's revenues in the three months ended October 2, 2016. Two distributors, Uniquest and Avnet and its affiliates each accounted for 12% of the Company's revenues in the six months ended October 2, 2016.

One direct original equipment manufacturer (OEM) customer, Samsung Electronics accounted for 10% of the Company's revenues in the three and six months ended October 1, 2017.
As of October 1, 2017, one distributor represented approximately 17% of the Company’s gross accounts receivable. As of April 2, 2017, two distributors represented approximately 11% and 10%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	October 1, 2017	April 2, 2017
United States	$39,896	$37,996
Malaysia	27,605	24,386
Germany	10,017	12,477
All other countries	6,648	6,102
Total property, plant and equipment, net	$84,166	$80,961

Note 20. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Interest income	$836	$773	$1,593	$1,373
Other income, net	1,112	847	3,337	1,899
Interest income and other, net	$1,948	$1,620	$4,930	$3,272
Interest income is derived from earnings on cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses.

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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 2, 2017 filed with the SEC on May 19, 2017. Operating results for the three and six months ended October 1, 2017 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for additions to our revenue recognition policy as a result of the acquisition of GigPeak and the newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three and six months ended October 1, 2017 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017.

Business Overview
We develop system-level solutions that optimize our customers’ applications in key markets. IDT’s market-leading products in radio frequency (RF), timing, real-time interconnect, wireless power transfer, serial switching, interfaces, automotive application-specific integrated circuits (ASICs), optical interconnect, video distribution and contribution, sensor signal conditioner integrated circuits (ICs) and environmental sensors are among our broad array of complete mixed-signal solutions for the communications, computing, consumer, automotive, industrial and internet-of-things segments. These products are used for development in areas such as 4G infrastructure, network communications, cloud datacenters, autonomous driving, connected homes, smart appliances and power management for computing and mobile devices.

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
Recent developments
Asset Acquisition
On August 10, 2017, we purchased certain assets of SpectraBeam for a total purchase consideration of $17.0 million, of which $12.9 million was paid in cash at closing and $4.1 million was recorded as a liability representing the fair value of contingent cash consideration. The acquisition did not meet the criteria for a business combination in accordance with ASC 805, Business Combinations, and accordingly, was accounted for as an asset acquisition. Aside from developed technology classified as an intangible asset, there was no other asset or liability that was allocated value in the purchase price allocation. The contingent cash consideration will be paid based upon achievement of certain milestones to be completed within two years from the closing date. Given that the milestones are probable of being achieved and the related amounts are estimable, the fair value of the contingent consideration was recognized as part of the cost of asset acquired at closing date. Accordingly, the total purchase consideration of $17.0 million was allocated to the developed technology. Refer to Note 3 for details.
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
Divestiture of Fox's Organic Business
In the first quarter of fiscal 2017, we reclassified certain assets and liabilities of our wholly-owned subsidiary Fox Enterprises, Inc. (the Disposal Group) as held for sale. As a result, the long-lived assets (comprised of goodwill, intangible assets and fixed assets) included in the Disposal Group were fully impaired and we recorded total impairment charge of $0.8 million in the first quarter of fiscal 2017.
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

Overview
The following table and discussion provide an overview of our operating results for the three and six months ended October 1, 2017 and October 2, 2016:

	Three Months Ended		Six Months Ended
(in thousands, except for percentage)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Revenues	$204,398	$184,059	$401,111	$376,187
Gross profit	$116,762	$106,532	$226,800	$214,881
As a % of revenues	57%	58%	57%	57%
Operating income	$23,535	$27,367	$43,182	$47,252
As a % of revenues	12%	15%	11%	13%
Net income	$18,680	$24,591	$35,394	$45,538
As a % of revenues	9%	13%	9%	12%

Our revenues increased by $20.3 million, or 11%, to $204.4 million in the quarter ended October 1, 2017 compared to the quarter ended October 2, 2016. The increase was primarily due to revenue from the newly acquired business of GigPeak, higher revenue contribution from our automotive/industrial/sensing products and increased demand for our memory interface and radio frequency products. These increases were partially offset by lower demand for our RapidIO switching solutions products and a decrease as a result of divestiture of Fox's Organic business. Gross profit percentage and operating income percentage were 57% and 12%, and 58% and 15%, respectively, for the quarters ended October 1, 2017 and October 2, 2016. Net income was $18.7 million in the second quarter of fiscal 2018, as compared to $24.6 million in the second quarter of fiscal 2017. The decrease in net income was primarily due to higher interest expense attributed to the Initial Term B Loan, higher costs and operating expenses related to the acquisition of GigPeak such as amortization of intangibles and amortization of the fair value markup on inventory in the quarter ended October 1, 2017, as compared to the same period in prior fiscal year.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Communications	$63,992	$65,374	$121,818	$144,194
Computing, Consumer and Industrial	140,406	118,685	279,293	231,993
Total revenues	$204,398	$184,059	$401,111	$376,187

Product groups representing greater than 10% of net revenues:

	Three Months Ended		Six Months Ended
As a percentage of net revenues	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
	(a)	(b)	(a)	(b)
Communications:
Communications timing products	12%	13%	11%	13%
Serial RapidIO products	*	10%	*	11%
All others less than 10% individually	19%	13%	19%	14%
Total Communications	31%	36%	30%	38%

Computing, Consumer and Industrial:
Memory interface products	26%	27%	26%	26%
Wireless power products	10%	11%	11%	11%
Automotive, industrial and sensing products	14%	13%	14%	13%
All others less than 10% individually	19%	13%	19%	12%
Total Computing, Consumer and Industrial	69%	64%	70%	62%
Total	100%	100%	100%	100%
(a) Includes product group with less than 10% of net revenue in a given period.
(b) Prior period numbers have been adjusted to conform to our current organizational structure.
Communications Segment
Revenues in our Communications segment decreased $1.4 million, or 2.1%, to $64.0 million in the quarter ended October 1, 2017 as compared to the quarter ended October 2, 2016. The decrease was primarily due to a decrease in shipments of our RapidIO switching solutions products, lower demand for our legacy products and a decrease as a result of divestiture of Fox’s Organic business. These decreases were partially offset by an increase in our radio frequency and timing products and revenue contribution from our newly acquired GigPeak business.
Revenues in our Communications segment decreased $22.4 million, or 15.5%, to $121.8 million in the six months ended October 1, 2017 as compared to the six months ended October 2, 2016. The decrease was primarily due to decrease in shipments of our RapidIO switching solutions products, lower demand for our legacy products and decrease as a result of divestiture of Fox’s Organic business. These decreases were partially offset by an increase in our radio frequency and timing products and revenue contribution from our newly acquired GigPeak business.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased $21.7 million, or 18% to $140.4 million in the quarter ended October 1, 2017 as compared to the quarter ended October 2, 2016. The increase was primarily due to revenue from our newly acquired GigPeak business, higher revenue contribution from our automotive/industrial/sensing products and increased demand for our memory interface products.
Revenues in our Computing, Consumer and Industrial segment increased $47.3 million, or 20.4%, to $279.3 million in the six months ended October 1, 2017 as compared to the six months ended October 2, 2016. The increase was primarily due to revenue from our newly acquired GigPeak business, higher revenue contribution from our automotive/industrial/sensing products and increased demand for our memory interface products and other computing and consumer products.
Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Americas and Europe accounted for 35%, 10%, 31%, 9% and 15%, respectively, of consolidated revenues in the quarter ended October 1, 2017 compared to 34%, 10%, 34%, 9% and 13%, respectively, of our consolidated revenues in the quarter ended October 2, 2016.
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Americas, and Europe accounted for 34%, 10%, 32%, 11%, and 13% respectively, of consolidated revenues in the six months ended October 1, 2017 compared to 36% ,10%, 32%, 10%, and 12% of our consolidated revenues in the six months ended October 2, 2016. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.

Gross Profit

	Three Months Ended		Six Months Ended
	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Gross Profit (in thousands)	$116,762	$106,532	$226,800	$214,881
Gross Profit Percentage	57.1%	57.9%	56.5%	57.1%
Gross profit increased by $10.2 million in the three months ended October 1, 2017 compared to the three months ended October 2, 2016, as a result of increased revenues. Gross profit as a percentage of revenues decreased 0.8% in the three months ended October 1, 2017 compared to the three months ended October 2, 2016. Gross profit increased by $11.9 million in the six months ended October 1, 2017 compared to the six months ended October 2, 2016, as a result of increased revenues. Gross profit as a percentage of revenues decreased by 0.6% in the six months ended October 1, 2017 compared to the six months ended October 2, 2016. Gross profit percentage declined for the three and six months ended October 1, 2017 compared to the same periods in prior year primarily due to certain costs related to the acquisition of GigPeak such as amortization of intangibles and amortization of the fair value markup on inventory.
Operating Expenses
The following table presents our operating expenses for the three and six months ended October 1, 2017 and October 2, 2016:

	Three Months Ended				Six Months Ended
	October 1, 2017		October 2, 2016		October 1, 2017		October 2, 2016
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$48,742	24%	$41,750	23%	$97,191	24%	$91,398	24%
Selling, general and administrative	$44,485	22%	$37,415	20%	$86,427	22%	$76,231	20%
Research and Development (R&D)
R&D expense increased by $7.0 million, or 16.7%, to $48.7 million in the quarter ended October 1, 2017 compared to the quarter ended October 2, 2016. The increase was primarily driven by R&D expenses incurred as a result of the GigPeak acquisition and higher variable and stock-based compensation.
R&D expense increased by $5.8 million, or 6.3%, to $97.2 million during the six months ended October 1, 2017 compared to the six months ended October 2, 2016. The increase was primarily driven by R&D expenses incurred as a result of the GigPeak acquisition and higher variable and stock-based compensation. These increases were partially offset by lower severance costs as there were no headcount reduction from our Germany and France locations in the six months ended October 1, 2017, when compared to the same period in prior fiscal year.
Selling, General and Administrative (SG&A)
SG&A expense increased by $7.1 million, or 18.9%, to $44.5 million in the quarter ended October 1, 2017 as compared to the quarter ended October 2, 2016. The increase was primarily driven by SG&A expenses incurred as a result of the GigPeak acquisition which included facility-related expense and amortization of intangibles, and increase in variable and stock-based compensation.
SG&A expense increased by $10.2 million, or 13.4%, to $86.4 million in the six months ended October 1, 2017 as compared to the six months ended October 2, 2016. The increase was primarily driven by SG&A expenses incurred as a result of the GigPeak acquisition which included facility-related expense and amortization of intangibles, and increase in variable and stock-based compensation.
Interest Expense
The components of interest expense for the three and six months ended October 1, 2017 and October 2, 2016 are summarized as follows (in thousands):

	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Contractual interest expense	3,102	818	6,034	1,636
Accretion of debt discount	3,210	3,038	6,377	6,037
Amortization of debt issuance costs and debt discount	475	270	949	540
Other	47	91	371	152
Total interest expense	$6,834	$4,217	$13,731	$8,365
Interest expense for the three months ended October 1, 2017 and October 2, 2016 was primarily related to the Convertible Notes and Initial Term B Loan we issued in November 2015 and April 2017, respectively. The increase in interest expense in the three and six months ended October 1, 2017 as compared to the same periods in prior year was primarily due to contractual interest recorded and amortization of issuance costs related to the Initial Term B Loan.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Interest income	$836	$773	$1,593	$1,373
Other income, net	1,112	847	3,337	1,899
Interest income and other, net	$1,948	$1,620	$4,930	$3,272

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three and six months ended October 1, 2017 as compared to the same periods in prior year was primarily attributable to higher average interest rates for the period. The increase in other income in the three and six months ended October 1, 2017 as compared to the same periods in prior year was primarily due to increase in value of the underlying investments of the deferred compensation plan and favorable impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
During the three and six months ended October 1, 2017, we recorded an income tax benefit of $0.03 million and $1.0 million, respectively. We recorded an income tax expense of $0.2 million and income tax benefit of $3.4 million during the three and six months ended October 2, 2016, respectively.
Our effective tax rate was significantly less than the U.S. federal statutory rate of 35% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.
The income tax benefit recorded in the three and six months ended October 1, 2017 was primarily due to the tax benefit from the reduction to the deferred tax liability related to amortization of acquired intangible assets as well as the tax benefit from excess tax benefits on stock based compensation. The income tax benefit recorded in the six months ended October 2, 2016 was primarily due to the tax benefit on severance cost recorded in the period.
During the quarter ended October 1, 2017, we recorded a deferred tax charge of $11.0 million in prepayments and other current assets and other assets, which represents the tax expense that was deferred, in accordance with ASC 740-10-25-3(e), on the intercompany transfer of intangible assets in connection with a change to our corporate structure. The deferred tax charge is being amortized over the tax life of the intangible assets.
As of October 1, 2017, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.

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
During the quarter ended October 1, 2017, we closed out all positions as part of the examination of our India income tax returns through fiscal 2016. The outcome did not have a material effect on our financial position, cash flows or results of operations.
As of October 1, 2017, we are under examination in Malaysia for fiscal years 2012 through 2015, Italy for fiscal years 2015 and 2016, and in the state of New York for fiscal years 2013 through 2016. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
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
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $370.5 million at October 1, 2017, a decrease of $35.5 million compared to April 2, 2017. We had an outstanding debt in the form of Convertible Notes amounting to $373.8 million at October 1, 2017 and April 2, 2017, and Initial Term B Loan with outstanding principal balance of $199.0 million as of October 1, 2017.
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015, between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the certain circumstances as defined in the indenture. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of such circumstances. The conversion rate for the Convertible Notes will initially be 29.8920 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of approximately $33.45 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers. As of October 1, 2017, none of the conditions allowing holders of the Convertible Notes to convert had been met.

The Initial Term B Loan has an aggregate original principal amount of $200 million, with an original term of 7 years, and is senior to the Convertible Notes in terms of priority. In accordance with the terms of the Credit Agreement, we will repay the principal amount on the last day of each March 31, June 30, September 30 and December 31, commencing on June 30, 2017, in an amount equal to 0.25% of the original principal amount; and on the maturity date, as described below, in an amount equal to the remainder of the outstanding principal amount of the Initial Term B Loan. The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any of the our Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless we and our guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. We may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. For the three-month periods ended June 30, 2017 and September 30, 2017, the interest rate on the Initial Term B Loan is approximately 4.15% and 4.23%, respectively.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $98.6 million in the six months ended October 1, 2017 compared to $83.0 million in the six months ended October 2, 2016. Cash provided by operating activities in the six months ended October 1, 2017 consisted of our net income of $35.4 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and deferred income tax which totaled $59.3 million; and cash generated from working capital $3.9 million.
Cash Flows from Investing Activities
Net cash used in investing activities in the six months ended October 1, 2017 was $306.6 million compared to net cash used of $125.9 million in the six months ended October 2, 2016. Net cash used in investing activities in the six months ended October 1, 2017 was primarily due to $250.7 million used for business and asset acquisitions, $30.2 million for the net purchases of short-term investments, $10.0 million for the purchase of a non-marketable security and $15.7 million of expenditures to purchase capital equipment.
Cash Flows from Financing Activities
Net cash provided by financing activities was $139.5 million in the six months ended October 1, 2017 as compared to net cash used of $44.8 million in the six months ended October 2, 2016. Cash provided by financing activities in the six months ended October 1, 2017 was primarily due to $194.3 million of net proceeds from the Initial Term B Loan and $5.2 million of proceeds from exercise of employee stock options and the issuance of stock under our employee stock purchase plan. Those were partly offset by $58.3 million of proceeds from repurchase of common stock and $1.0 million of principal payment of the Initial Term B Loan.
We anticipate capital expenditures of approximately $20 million to $30 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of October 1, 2017, we had cash, cash equivalents and investments of approximately $201.0 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of October 1, 2017, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed and in "Note 14 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $222.6 million and $191.5 million as of October 1, 2017 and April 2, 2017, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of October 1, 2017 and April 2, 2017, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of October 1, 2017. We do not currently use derivative financial instruments in our investment portfolio.
As of October 1, 2017, we had an outstanding principal balance in our Initial Term B Loan of $199.0 million. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. As the applicable interest rate is based on a floating rate index, we are exposed to interest rate risk. A one hundred basis point change in the contractual interest rate would increase the interest expense for the next 12 months on our outstanding Initial Term B Loan by $2.0 million.
At October 1, 2017 and April 2, 2017, we had an outstanding debt of $373.8 million in the form of convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $32.0 million, all of which was available at October 1, 2017. As of October 1, 2017 and April 2, 2017, we had no material outstanding foreign exchange contracts.

A substantial majority of our sales is denominated in U.S. dollar. We therefore do not have material foreign currency risk associated with sale of products. We performed a sensitivity analysis for the three months ended October 1, 2017 and October 2, 2016 and determined that, without hedging the exposure, a 10% unfavorable change in foreign currency exchange rates would result in an approximate 0.7% impact on our revenues (as a percentage of revenue). For the three months ended October 1, 2017 and October 2, 2016, a 10% unfavorable change in foreign currency exchange rates would result in an approximate 0.9% and 0.8% impact on gross profit margin percentage, as we operate manufacturing testing facilities in Malaysia and Germany. For the three months ended October 1, 2017 and October 2, 2016, a 10% unfavorable change in foreign currency exchange rates would result in an approximate 0.6% and 0.7% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.

Additionally, a relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. Fluctuations in these currencies relative to the United States dollars will result in transaction gains or losses included in net earnings. To date, foreign currency transaction gains or losses due to fluctuations in foreign currency exchange rates were not material.

We did not have any material currency exposure related to any outstanding capital purchases as of October 1, 2017 and April 2, 2017.
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
As of October 1, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
Demand for our products depends primarily on demand in the communications, enterprise computing, consumer, automotive and industrial markets which can be significantly affected by concerns over macroeconomic issues.
Our product portfolio consists predominantly of semiconductor solutions for the communications, computing, consumer, automotive and industrial markets. Our strategy and resources are directed at the development, production and marketing of products for these markets. The markets for our products will depend on continued and growing demand for communications equipment, servers, consumer electronics, and automotive and industrial solutions. These end-user markets may experience changes in demand that could adversely affect our business and could be greater in periods of economic uncertainty and contraction. To the extent demand or markets for our products do not grow, our business could be adversely affected.
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
Costs associated with unexpected product defects and errata, or deviations from published specifications, due to, for example, unanticipated problems in our design and manufacturing processes, could include:

•	writing off the value of inventory of such products;

•	disposing of products that cannot be fixed;

•	recalling such products that have been shipped to customers;

•	providing product replacements for, or modifications to, such products;

•	defending against litigation related to such products, and

•	paying penalties or damages attributable to the defect.
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

International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

	Three Months Ended		Six Months Ended
(percentage of total revenues)	October 1, 2017	October 2, 2016	October 1, 2017	October 2, 2016
Hong Kong	35%	34%	34%	36%
Korea	10%	10%	10%	10%
Rest of Asia Pacific	31%	34%	32%	32%
Americas	9%	9%	11%	10%
Europe	15%	13%	13%	12%
Total	100%	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On October 1, 2017, we had cash, cash equivalents and investments of approximately $201.0 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $420.1 million of goodwill and $207.4 million of intangible assets on our Condensed Consolidated Balance Sheet as of October 1, 2017. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2018, which could result in material charges that could impact our operating results and financial position.
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
We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, environmental, safety and health; exports and imports; ITAR, bribery and corruption; tax; data privacy; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 3, 2017 - July 30, 2017	235,500	$25.98	235,500	$6,121,342
July 31, 2017 - August 27, 2017	301,921	$24.38	301,921	$7,365,231
August 28, 2017 - October 1, 2017	392,041	$25.49	392,041	$9,999,653
Total	929,462	$25.25	929,462

On July 28, 2017, the Company’s Board of Directors approved an increase to our share repurchase authorization of $200 million. In the three and six months ended October 1, 2017, the Company repurchased 0.9 million shares for $23.5 million and 2.4 million shares for $58.3 million, respectively. As of October 1, 2017, approximately $233.8 million was available for future purchase under the new share repurchase program.
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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
November 7, 2017		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
November 7, 2017		Brian C. White Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)