Form 10-Q
period 2017-12-31
INTEGRATED DEVICE TECHNOLOGY INC
filed 2018-02-06
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of February 2, 2018 was approximately 132,337,535.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	December 31, 2017	April 2, 2017
Assets
Current assets:
Cash and cash equivalents	$132,800	$214,554
Short-term investments	264,066	191,492
Accounts receivable, net	109,701	89,312
Inventories	63,892	52,288
Prepayments and other current assets	14,590	13,054
Total current assets	585,049	560,700
Property, plant and equipment, net	86,636	80,961
Goodwill	420,117	306,925
Intangible assets, net	196,977	108,818
Deferred tax assets	18,390	85,831
Other assets	61,668	40,399
Total assets	$1,368,837	$1,183,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,950	$42,020
Accrued compensation and related expenses	34,055	26,624
Deferred income on shipments to distributors	3,521	1,985
Current portion of bank loan	2,000	—
Other accrued liabilities	22,523	20,205
Total current liabilities	104,049	90,834
Deferred tax liabilities	11,046	13,835
Long-term income tax payable	31,812	867
Convertible notes	295,983	285,541
Long-term bank loan, net	191,368	—
Other long-term liabilities	26,288	18,894
Total liabilities	660,546	409,971
Commitments and contingencies (Note 15)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 132,383 and 133,175 shares outstanding as of December 31, 2017 and April 2, 2017, respectively	133	133
Additional paid-in capital	2,735,389	2,685,649
Treasury stock at cost: 125,228 and 121,982 shares as of December 31, 2017 and April 2, 2017, respectively	(1,701,127)	(1,616,315)
Accumulated deficit	(321,866)	(289,019)
Accumulated other comprehensive loss	(4,238)	(6,785)
Total stockholders' equity	708,291	773,663
Total liabilities and stockholders' equity	$1,368,837	$1,183,634
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except per share data)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Revenues	$217,075	$176,358	$618,186	$552,545
Cost of revenues	88,690	72,273	263,001	233,579
Gross profit	128,385	104,085	355,185	318,966
Operating expenses:
Research and development	49,836	38,173	147,027	129,571
Selling, general and administrative	40,689	32,737	127,116	108,968
Total operating expenses	90,525	70,910	274,143	238,539
Operating income	37,860	33,175	81,042	80,427
Interest expense	(6,638)	(4,217)	(20,369)	(12,582)
Interest income and other, net	1,570	407	6,500	3,679
Income before income taxes from continuing operations	32,792	29,365	67,173	71,524
Benefit from (provision for) income taxes	(101,033)	4,072	(100,020)	7,451
Net income (loss) from continuing operations	(68,241)	33,437	(32,847)	78,975

Discontinued operations:
Gain from divestiture before income taxes	—	1,385	—	1,385
Income tax expense	—	87	—	87
Net income from discontinued operations	—	1,298	—	1,298

Net income (loss)	$(68,241)	$34,735	$(32,847)	$80,273

Basic net income (loss) per share - continuing operations	$(0.51)	$0.25	$(0.25)	$0.59
Basic net income per share - discontinued operations	—	0.01	—	0.01
Basic net income (loss) per share	$(0.51)	$0.26	$(0.25)	$0.60

Diluted net income (loss) per share - continuing operations	$(0.51)	$0.24	$(0.25)	$0.57
Diluted net income per share - discontinued operations	—	0.01	—	0.01
Diluted net income (loss) per share	$(0.51)	$0.25	$(0.25)	$0.58
Weighted average shares:
Basic	132,689	133,846	133,087	133,987
Diluted	132,689	137,167	133,087	137,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Net income (loss)	$(68,241)	$34,735	$(32,847)	$80,273
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	597	(1,949)	3,229	(3,091)
Change in net unrealized loss on investments, net of tax	(893)	(1,418)	(682)	(1,451)
Total other comprehensive gain (loss)	(296)	(3,367)	2,547	(4,542)
Comprehensive income (loss)	$(68,537)	$31,368	$(30,300)	$75,731

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited, in thousands)	December 31, 2017	January 1, 2017
Cash flows from operating activities:
Net income (loss)	$(32,847)	$80,273
Adjustments:
Depreciation	19,395	14,940
Amortization of intangible assets	32,004	18,313
Amortization of debt issuance costs and debt discount	11,056	9,928
Assets impairment	—	2,180
Net gain from divestitures	—	(675)
Stock-based compensation expense, net of amounts capitalized in inventory	38,348	29,602
Deferred income tax	62,622	(7,297)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(5,582)	(8,596)
Inventories	6,913	8,167
Prepayments and other assets	1,748	201
Accounts payable	(4,656)	2,092
Accrued compensation and related expenses	4,277	(21,535)
Deferred income on shipments to distributors	1,536	(1,467)
Income taxes payable and receivable	32,062	121
Other accrued liabilities and long-term liabilities	(3,824)	8,240
Net cash provided by operating activities	163,052	134,487
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(237,716)	(1,528)
Asset acquisition	(12,956)	—
Proceeds from divestitures	—	231
Investment in convertible note	—	(1,955)
Purchases of property, plant and equipment, net	(24,018)	(21,388)
Purchases of intangible assets	(3,581)	(4,896)
Purchase of non-marketable equity security	(11,341)	—
Purchases of short-term investments	(199,140)	(256,163)
Proceeds from sales of short-term investments	93,003	105,529
Proceeds from maturities of short-term investments	33,668	22,776
Net cash used in investing activities	(362,081)	(157,394)
Cash flows from financing activities:
Proceeds from issuance of common stock	7,843	14,082
Repurchase of common stock	(84,811)	(73,481)
Payment of capital lease obligations	(935)	(1,183)
Proceeds of Initial Term B Loan, net of discount and issuance costs	194,252	—
Payment of Initial Term B Loan principal	(1,500)	—
Net cash provided by (used in) financing activities	114,849	(60,582)
Effect of exchange rates on cash and cash equivalents	2,426	(2,417)
Net decrease in cash and cash equivalents	(81,754)	(85,906)
Cash and cash equivalents at beginning of period	214,554	203,231
Cash and cash equivalents at end of period	$132,800	$117,325

	Nine Months Ended
(Unaudited, in thousands)	December 31, 2017	January 1, 2017
Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$1,314	$3,030
Conversion of investment in convertible note to ordinary shares of stock	$—	$(1,955)
Fair value of partially vested employee equity awards related to pre-combination services that were assumed as part of the business acquisition	$3,400	$—
Additions to intangible assets included in accounts payable and other accrued liabilities	$1,446	$—
Contingent consideration in connection with the asset acquisition included in other accrued liabilities and other long-term liabilities	$4,080	$—

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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first, second and third quarters of fiscal 2018 and fiscal 2017 were 13 week periods.
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
Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 2, 2017. On December 22, 2017, the Tax Cuts and Jobs Act (“TCJA”) was enacted into law. The TCJA provides for numerous significant tax law changes (refer to Note 19 for details). On April 4, 2017, the Company completed its acquisition of GigPeak, Inc. (GigPeak), a publicly held company mainly operating in the United States, for a purchase price of $250.1 million (refer to Note 3 for details). As a result of new revenue sources from the GigPeak business, the Company adopted the following revenue recognition policy in addition to its existing revenue recognition policy prior to the GigPeak acquisition.
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
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of business. The update provides a more robust framework to use in determining when a set of assets and activities is a business. The new guidance provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance becomes effective in fiscal years beginning after December 15, 2017, though early adoption is permitted. The new guidance should be applied prospectively on or after the effective date. No disclosures are required at transition. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to the accumulated deficit as of the beginning of the period of adoption. The Company is evaluating whether to adopt the new guidance early. As of December 31, 2017, the Company has a deferred tax charge of $14.3 million recorded in prepayments and other current assets and other assets, which represents the tax expense that was deferred in accordance with current GAAP. At adoption, the Company will recognize the unamortized portion of the deferred tax charge through a cumulative-effect adjustment to the accumulated deficit. Additionally, a deferred tax asset will be recognized, through a cumulative-effect adjustment to the accumulated deficit, for the unamortized tax basis in the assets, which as of December 31, 2017 would have been $0.8 million.
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
In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create a right-of-use asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. The recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee have not significantly changed from previous GAAP. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company currently anticipates adopting the new standard effective the first quarter of fiscal 2020. The Company is currently assessing the impact that the new standard will have on its consolidated financial statements, which will consist primarily of a balance sheet gross up of right-of-use assets and lease liabilities on the consolidated balance sheets upon adoption, which will increase the Company's total assets and total liabilities.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The new standard will be effective for the Company beginning April 2, 2018. The Company has elected to use the modified retrospective method as its transition method in adoption of the new revenue standard. The Company is still finalizing the analysis to quantify the overall potential impact of the new standard, including any impacts from recently issued amendments and the guidance issued by the FASB Transition Resource Group. Currently, a high percentage of the Company's revenues on sales to distributors are recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. Because of this, the Company expects the new standard to have an insignificant impact on the timing of recognition of revenue from distributors. Additionally, the Company expects a change in the timing of revenues recognized from software royalty revenue although the related impact is not expected to be material. The Company expects other revenue streams to remain substantially unchanged. As part of the Company's assessment and implementation plan, the Company is evaluating and implementing changes to its policies, procedures and controls.

Note 2. Net Income (Loss) Per Share
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options, restricted stock units and performance-based stock units. For purposes of computing diluted net income (loss) per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method.
The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Numerator (basic and diluted):
Net income (loss)	$(68,241)	$33,437	$(32,847)	$78,975
Denominator:
Weighted average common shares outstanding, basic	132,689	133,846	133,087	133,987
Dilutive effect of employee stock options, restricted stock units and performance stock units	—	3,321	—	3,594
Weighted average common shares outstanding, diluted	132,689	137,167	133,087	137,581

Basic net income (loss) per share	$(0.51)	$0.25	$(0.25)	$0.59
Diluted net income (loss) per share	$(0.51)	$0.24	$(0.25)	$0.57
Potential dilutive common shares of 3.5 million and 0.4 million pertaining to employee stock options, restricted stock units and performance-based stock units were excluded from the calculation of diluted earnings (loss) per share for the three months ended December 31, 2017 and January 1, 2017, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 3.4 million and 0.5 million pertaining to employee stock options and restricted stock units were excluded from the calculation of diluted earnings (loss) per share for the nine months ended December 31, 2017 and January 1, 2017, because the effect would have been anti-dilutive.
The denominator for diluted net income (loss) per share for the three and nine months ended December 31, 2017 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income (loss) per share unless the average price of our common stock, as calculated under the terms of the Convertible Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income (loss) per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income (loss) per share for three and nine months ended December 31, 2017 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income (loss) per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 17 for further discussion regarding the Convertible Notes.

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
Business Combination
GigPeak, Inc.
On April 4, 2017, the Company completed its purchase all of the outstanding shares of GigPeak, Inc, a publicly held company mainly operating in the United States, for approximately $250.1 million (the "Acquisition"). GigPeak was a global supplier of semiconductor integrated circuits and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. The Company funded the Acquisition from its available cash on hand and net proceeds from borrowings under its credit facility entered into on April 4, 2017 with JP Morgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the "Credit Agreement"). The Credit Agreement provides for a $200 million term loan facility (the "Initial Term B Loan"). Refer to Note 18 for details.
Total consideration consisted of the following:

(in thousands)
Cash paid to GigPeak shareholders	$246,717
Fair value of partially vested employee equity awards related to pre-combination services	3,400
Total purchase price	250,117
Less: cash acquired	(9,001)
Total purchase price, net of cash acquired	$241,116
In connection with the Acquisition, the Company assumed unvested restricted stock units ("RSUs") originally granted by GigPeak and converted them into IDT RSUs. IDT included $3.4 million, representing the portion of the fair value of the assumed GigPeak unvested equity awards associated with service rendered through the date of the Acquisition, as a component of the total estimated acquisition consideration. As of April 4, 2017, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was also $3.4 million, which is expected to be recognized over the remaining weighted average service period of 2.6 years. See Note 8 for details.
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
The financial results of the GigPeak business have been included in the Company’s Condensed Consolidated Statements of Operations from April 4, 2017, the closing date of the acquisition. The Company's results of operations include $9.5 million and $37.7 million of net revenues attributable to GigPeak for the three and nine months ended December 31, 2017. The Company incurred approximately $2.2 million of acquisition related costs for the first quarter of fiscal 2018 which were included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. Goodwill is primarily attributable to the assembled workforce of GigPeak, anticipated synergies and economies of scale expected from the operations of the combined company.
The Company's preliminary purchase price allocation with immaterial adjustments made through December 31, 2017 is as follows:

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
IPR&D represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. IPR&D consisted of various projects, which are expected to be completed in fiscal 2018 and 2019. The estimated remaining costs to complete the IPR&D projects were approximately $7.5 million as of the acquisition date. The IPR&D projects will either be amortized or impaired depending upon whether the project is completed or abandoned. The fair value of IPR&D was determined using the MPEE method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 17% was used to discount the cash flows to the present value. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its estimated useful life. Refer to Note 13 for additional information.
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

	Three Months Ended		Nine Months Ended
(Unaudited in thousands, except per share data)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Revenues	$217,075	$192,575	$618,186	$599,926
Net income (loss) from continuing operations	$(67,055)	$29,966	$(22,394)	$60,672
Basic net income (loss) per share from continuing operations	$(0.51)	$0.22	$(0.17)	$0.45
Diluted net income (loss) per share from continuing operations	$(0.51)	$0.22	$(0.17)	$0.44

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

Note 6. Fair Value Measurements
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 31, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$71,318	$—	$71,318
Money market funds	60,818	—	60,818
Asset-backed securities	—	15,395	15,395
Corporate bonds	—	139,070	139,070
International government bonds	—	6,510	6,510
Corporate commercial paper	—	10,139	10,139
Bank deposits	—	34,133	34,133
Repurchase agreement	—	97	97
Total assets measured at fair value	$132,136	$205,344	$337,480
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 2, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$61,556	$—	$61,556
Money market funds	140,425	—	140,425
Asset-backed securities	—	13,847	13,847
Corporate bonds	—	96,376	96,376
International government bonds	—	5,410	5,410
Corporate commercial paper	—	4,898	4,898
Bank deposits	—	12,305	12,305
Repurchase agreements	—	173	173
Total assets measured at fair value	$201,981	$133,009	$334,990
The deferred compensation plan assets of $17.2 million and $16.0 million as of December 31, 2017 and April 2, 2017, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 16 for additional information on the Employee Benefit Plans.
The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $422.0 million and $376.9 million as of December 31, 2017 and April 2, 2017, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 17 for additional information on the Convertible Notes.
As of December 31, 2017, the fair value of the Initial Term B Loan was $200.1 million. The Company classified the Initial Term B Loan as Level 2 fair value measurement hierarchy as the debt is not actively traded and has variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 18 for additional information on Term B loan.

The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. There were no transfers into or out of Level 1 or Level 2 financial assets during the three and nine months ended December 31, 2017.
In connection with the acquisition of Synkera in fiscal 2017, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $1.3 million as of both December 31, 2017 and April 2, 2017.
As a result of the acquisition of SpectraBeam in fiscal 2018, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the asset acquisition in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $4.1 million as of December 31, 2017.
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets. As of December 31, 2017, the Company has not experienced any losses in its operating accounts.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company did not record any impairment charges related to its available-for-sale investments in the three and nine months ended December 31, 2017 and January 1, 2017.
Note 7. Investments
Available-for-Sale Securities

The amortized cost and fair value of available-for-sale investments as of December 31, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$72,038	$1	$(721)	$71,318
Money market funds	60,818	—	—	60,818
Asset-backed securities	15,445	—	(50)	15,395
Corporate bonds	139,775	56	(761)	139,070
International government bonds	6,524	6	(20)	6,510
Corporate commercial paper	10,139	—	—	10,139
Bank deposits	34,133	—	—	34,133
Repurchase agreements	97	—	—	97
Total available-for-sale investments	338,969	63	(1,552)	337,480
Less amounts classified as cash equivalents	(73,414)	—	—	(73,414)
Short-term investments	$265,555	$63	$(1,552)	$264,066

The amortized cost and fair value of available-for-sale investments as of April 2, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$62,048	$16	$(508)	$61,556
Money market funds	140,425	—	—	140,425
Asset-backed securities	13,865	5	(23)	13,847
Corporate bonds	96,660	42	(326)	96,376
International government bonds	5,423	2	(15)	5,410
Corporate commercial paper	4,898	—	—	4,898
Bank deposits	12,305	—	—	12,305
Repurchase agreements	173	—	—	173
Total available-for-sale investments	335,797	65	(872)	334,990
Less amounts classified as cash equivalents	(143,498)	—	—	(143,498)
Short-term investments	$192,299	$65	$(872)	$191,492

The cost and estimated fair value of available-for-sale securities as of December 31, 2017, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$132,920	$132,878
Due in 1-2 years	102,654	101,798
Due in 2-5 years	103,395	102,804
Total investments in available-for-sale securities	$338,969	$337,480

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of December 31, 2017, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$98,494	$(529)	$25,038	$(240)	$123,532	$(769)
Asset-backed securities	14,503	(42)	892	(8)	15,395	(50)
U.S. government treasuries and agencies securities	24,443	(113)	37,884	(607)	62,327	(720)
International government bonds	—	—	2,636	(13)	2,636	(13)
Total	$137,440	$(684)	$66,450	$(868)	$203,890	$(1,552)

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

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments. As of December 31, 2017, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments. Because the Company has the ability to hold these investments until a recovery of fair value, which maybe maturity, the Company did not consider these investments to be other-than-temporarily impaired as of December 31, 2017 and April 2, 2017.
Non-marketable Equity Securities
As of December 31, 2017 and April 2, 2017, the Company holds capital stock of privately-held companies with total amount of $25.7 million and $13.2 million, respectively. During the first, second and third quarters of fiscal 2018, the Company purchased common stock of privately-held companies for $1.2 million, $10.0 million and $1.3 million, respectively. These investments in stocks (included in Other Assets on the Condensed Consolidated Balance Sheet) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company did not record any impairment charges for these investments during the three and nine months ended December 31, 2017 and January 1, 2017.

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
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan. On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28.5 million shares to 36.8 million shares (an increase of 8.3 million shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010. On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four -year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of December 31, 2017, there were 5.7 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Condensed Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Cost of revenue	$790	$689	$2,186	$2,270
Research and development	6,816	4,342	18,871	11,841
Selling, general and administrative	5,974	4,875	17,291	15,491
Total stock-based compensation expense	$13,580	$9,906	$38,348	$29,602
The amount of stock-based compensation that was capitalized during the periods presented above was not material.
Stock Options
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Nine Months Ended December 31, 2017
(shares in thousands)	Shares	Price
Beginning stock options outstanding	1,374	$13.01
Exercised (1)	(225)	8.46
Canceled	(15)	23.86
Ending stock options outstanding	1,134	$13.78
Ending stock options exercisable	968	$12.70

(1)	Upon exercise, the Company issues new shares of common stock.
As of December 31, 2017, the unrecognized compensation cost related to nonvested stock options, net of estimated forfeitures, was $0.2 million and will be recognized over a weighted-average period of 0.62 years.
As of December 31, 2017, stock options vested and expected to vest totaled approximately 1.1 million with a weighted-average exercise price of $13.69 and a weighted-average remaining contractual life of 3.15 years. The aggregate intrinsic value was approximately $18.0 million.
As of December 31, 2017, fully vested stock options totaled approximately 1.0 million with a weighted-average exercise price of $12.70 and a weighted-average remaining contractual life of 2.97 years. The aggregate intrinsic value was approximately $16.5 million.
Restricted Stock Units (RSUs)
RSUs granted by the Company under the 2004 Plan generally vest over a four-year period from the grant date with one-fourth of RSUs vesting on each one-year anniversary. As of December 31, 2017, 4.3 million and 0.5 million RSU awards were outstanding under the 2004 Plan and the 2008 Plan, respectively.

The following table summarizes the Company's RSU activity and related weighted-average exercise prices for each category for the nine months ended December 31, 2017:

	Nine Months Ended December 31, 2017
(shares in thousands)	Shares	Weighted-average grant date fair value per share
Beginning RSUs outstanding	3,840	$18.88
Assumed from GigPeak acquisition	328	23.62
Granted	2,349	24.34
Released	(1,409)	17.34
Forfeited	(356)	21.63
Ending RSUs outstanding	4,752	$22.16
As of December 31, 2017, RSUs expected to vest totaled approximately 4.1 million with a weighted-average remaining contract life of 1.36 years. The aggregate intrinsic value was approximately $120.9 million.
As of December 31, 2017, the unrecognized compensation cost related to RSUs granted under the Company’s equity incentive plan was approximately $45.1 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.48 years.
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
As of December 31, 2017, the total market-based stock units outstanding were approximately 0.7 million.
As of December 31, 2017, market-based stock units vested and expected to vest totaled approximately 0.6 million with a weighted-average remaining contract life of 1.02 years. The aggregate intrinsic value was approximately $19.3 million.
As of December 31, 2017, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $8.8 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.08 years.
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
Activity under the Company's ESPP for the nine months ended December 31, 2017 is summarized in the following table:

(in thousands, except per share amounts)
Number of shares issued	293
Average issuance price	$21.23
Number of shares available as of December 31, 2017	2,971

Note 9. Stockholders' Equity
Stock Repurchase Program. On July 28, 2017, the Company's Board of Directors approved an increase to the share repurchase authorization of $200 million. In the three and nine months ended December 31, 2017, the Company repurchased 0.9 million shares for $26.5 million and 3.3 million shares for $84.8 million, respectively. As of December 31, 2017, approximately $207.3 million was available for future purchase under the share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity.

Note 10. Balance Sheet Detail

(in thousands)	December 31, 2017	April 2, 2017
Inventories, net
Raw materials	$3,643	$2,017
Work-in-process	38,940	35,192
Finished goods	21,309	15,079
Total inventories, net	$63,892	$52,288

Accounts receivable, net
Accounts receivable, gross	$115,252	$94,396
Allowance for returns, price credits and doubtful accounts	(5,551)	(5,084)
Total accounts receivable, net	$109,701	$89,312

Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	285,412	268,683
Building and leasehold improvements	50,486	49,022
Total property, plant and equipment, gross	347,433	329,240
Less: accumulated depreciation (1)	(260,797)	(248,279)
Total property, plant and equipment, net	$86,636	$80,961

Other accrued liabilities
Accrued restructuring costs (2)	$3,274	$4,841
Other (3)	19,249	15,364
Total other accrued liabilities	$22,523	$20,205

Other long-term obligations
Deferred compensation related liabilities	$16,469	$15,024
Other (4)	9,819	3,870
Total other long-term liabilities	$26,288	$18,894
(1) Depreciation expense was $6.2 million and $4.7 million for the three months ended December 31, 2017 and January 1, 2017, respectively. Depreciation expense was $19.4 million and $14.9 million for the nine months ended December 31, 2017 and January 1, 2017.
(2) Includes accrued severance costs related to integration, the disposed HSC business, and other restructuring actions. Refer to Note 14 for additional information.
(3) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of deferred revenue, current portion of lease payable, current portion of liability for contingent consideration, and other accrued unbilled expenses.
(4) Other long-term obligations consist primarily of non-current portion of liability for contingent consideration, non-current portion of deferred revenue, non-current portion of lease payable, and other long-term accrued liabilities.

Note 11. Deferred Income on Shipments to Distributors
Included in the caption “Deferred income on shipments to distributors” on the Condensed Consolidated Balance Sheets are amounts related to shipments to certain distributors for which revenue is not recognized until the Company's product has been sold by the distributor to an end customer. The components of deferred income on shipments to distributors as of December 31, 2017 and April 2, 2017 are as follows:

(in thousands)	December 31, 2017	April 2, 2017
Gross deferred revenue	$4,509	$2,335
Gross deferred costs	(988)	(350)
Deferred income on shipments to distributors	$3,521	$1,985

The gross deferred revenue represents the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory.  The amount ultimately recognized as revenue will be lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Based on the average for the last four quarters, this amount is approximately 39% of the list price billed to the customer. The gross deferred costs represent the standard costs (which approximate actual costs) of products the Company sells to the distributors. Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world. As such, inventory write-downs for products in the distribution channel have not been significant.

Note 12. Accumulated Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 31, 2017 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain (loss) on available-for-sale investments	Pension adjustments	Total
Balance as of April 2, 2017	$(6,043)	$(807)	$65	$(6,785)
Other comprehensive income before reclassifications	3,229	(644)	—	2,585
Amounts reclassified out of accumulated other comprehensive loss	—	(38)	—	(38)
Net current-period other comprehensive income gain	3,229	(682)	—	2,547
Balance as of December 31, 2017	$(2,814)	$(1,489)	$65	$(4,238)

Comprehensive income components consisted of:

(in thousands)	Nine Months Ended December 31, 2017	Location
Unrealized holding loss on available-for-sale investments	$38	interest and other, net

Note 13. Goodwill and Intangible Assets, Net
Goodwill balances by reportable segment as of December 31, 2017 and April 2, 2017 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 2, 2017	$122,687	$184,238	$306,925
Additions - GigPeak acquisition (see Note 3)	18,613	94,579	113,192
Balance as of December 31, 2017	$141,300	$278,817	$420,117
Goodwill balances as of December 31, 2017 and April 2, 2017 were net of $920.3 million in accumulated impairment losses.
Intangible asset balances as of December 31, 2017 and April 2, 2017 are summarized as follows:

	December 31, 2017
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$336,402	$(217,529)	$118,873
Trademarks	5,391	(5,391)	—
Customer relationships	201,998	(146,374)	55,624
Intellectual property licenses	14,886	(6,452)	8,434
Software license	7,831	(2,852)	4,979
Order backlog	200	(150)	50
Total amortizable purchased intangible assets	566,708	(378,748)	187,960
In-process research and development (IPR&D)	9,017	—	9,017
Total purchased intangible assets	$575,725	$(378,748)	$196,977

	April 2, 2017
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$262,184	$(199,851)	$62,333
Trademarks	5,391	(5,347)	44
Customer relationships	173,097	(137,239)	35,858
Intellectual property licenses	16,196	(5,613)	10,583
Total purchased intangible assets	$456,868	$(348,050)	$108,818

During the three months ended December 31, 2017, $1.2 million of purchased IPR&D projects from GigPeak acquisition reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. As of December 31, 2017, the Company had $9.0 million of IPR&D assets remaining on the Condensed Consolidated Balance Sheet.

In the second quarter of fiscal 2017, the Company purchased $4.8 million software licenses. As a result of an asset acquisition on August 10, 2017, the Company recognized developed technology with fair value of $17.0 million. Refer to Note 3 for details.

Amortization expense for the three months ended December 31, 2017 and January 1, 2017 was 10.4 million and $6.5 million, respectively. Amortization expense for the nine months ended December 31, 2017 and January 1, 2017 was $32.0 million and $18.3 million, respectively. During the first quarter of fiscal 2018, the Company recorded an accelerated amortization charge of $2.0 million related to certain software licenses as the estimated future cash flows expected resulting from the use of the assets were less than the carrying amount.

The intangible assets are being amortized over estimated useful lives of 1 to 7 years.
Based on the intangible assets recorded as of December 31, 2017, and assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2018 (Remaining 3 months)	$10,400
2019	41,156
2020	40,778
2021	39,695
2022 and thereafter	55,931
Total amortizable purchased intangible assets	187,960
IPR&D	9,017
Total intangible assets	$196,977
Note 14. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of December 31, 2017:

(in thousands)	Continuing Operations	HSC (Discontinued Operations)	Total
Severance and related charges:
Balance as of April 2, 2017	$3,414	$1,427	$4,841
Provision	2,637	—	2,637
Payments and other adjustments	(4,204)	—	(4,204)
Balance as of December 31, 2017	$1,847	$1,427	$3,274
Facility and related charges:
Balance as of April 2, 2017	$—	$—	$—
Provision	2,542	—	2,542
Payments and other adjustments	(329)	—	(329)
Balance as of December 31, 2017	$2,213	$—	$2,213
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

Radio Frequency Business
During fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Radio Frequency business in France. The plan which sets forth the general parameters, terms and benefits for employee dismissals, was submitted to the French Works Council. The Company initially determined that an ongoing benefit arrangement existed as the affected employees are being protected under the provisions of prior plan and the minimum statutory requirement. Subsequent to this, the Company and the affected employees signed agreements with regards to the timing and payment of severance benefits. The Company made payments of $1.9 million during the nine months ended December 31, 2017. As of December 31, 2017, the total accrued balance for employee severance costs related to these actions was $$0.9 million. The Company expects to complete this action in the first quarter of fiscal 2019.
HSC Business
During fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company has substantially completed payments of these termination benefits and the total accrued balance related to this action was $1.4 million as of December 31, 2017. The Company expects to complete these actions in the first quarter of fiscal 2019.
Other
During the three and nine months ended December 31, 2017, the Company recorded restructuring charges of $0.3 million and $2.0 million, respectively, and reduced headcount by 27 employees. Approximately $1.2 million was paid during the nine months period ended December 31, 2017. The Company expects to complete these actions by the first quarter of fiscal 2019.
In connection with the GigPeak integration, the Company recorded $2.5 million in the second quarter of fiscal 2018 for lease obligation charges related to a facility that the Company had determined to meet the cease-use date criteria. The fair value of this liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate in accordance with ASC 420, Exit or Disposal Cost Obligations. As of December 31, 2017, the total accrued balance for the lease obligation was $2.2 million, of which $1.7 million was classified as other long-term liabilities and the remaining $0.5 million was recorded as other accrued liabilities on the Condensed Consolidated Balance Sheets.
During the three months ended July 2, 2017, the Company recorded restructuring charges of $0.7 million and reduced headcount by 16 employees. The Company completed those actions by the second quarter of fiscal 2018.
During fiscal 2017, the Company recorded charges of $4.0 million and reduced headcount by 59 employees. The Company made payments of $0.4 million during the nine months period ended December 31, 2017. As of December 31, 2017, the total accrued balance for employee severance costs related to these actions was zero.

Note 15. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of December 31, 2017 and April 2, 2017, respectively.

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

Note 16. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $1.9 million and $2.0 million in matching contributions under the plan during the nine months ended December 31, 2017 and January 1, 2017, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of December 31, 2017 and April 2, 2017, obligations under the plan totaled approximately $16.5 million and $15.0 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of December 31, 2017 and April 2, 2017, the deferred compensation plan assets were approximately $17.2 million and $16.0 million respectively.
International Employee Benefit Plans
The Company sponsors defined-benefit pension plans, defined-contribution plans, multi-employer plans and other post-employment benefit plans covering employees in certain of the Company's international locations. As of December 31, 2017 and April 2, 2017, the net liability for all of these international benefit plans totaled $1.2 million and $0.7 million, respectively.

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
As of December 31, 2017, none of the conditions allowing holders of the Convertible Notes to convert had been met. As of the debt issuance date, the Convertible Notes, net of issuance costs, consist of the following (in thousands):

November 3, 2015
Liability component
Principal	$274,435
Less: Issuance cost	(7,568)
Net carrying amount	266,867
Equity component *
Allocated amount	99,316
Less: Issuance cost	(2,738)
Net carrying amount	96,578
Convertible Notes, net	$363,445

* Recorded in the consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes during the three and nine months ended December 31, 2017 and January 1, 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Contractual interest expense	$827	$836	$2,480	$2,480
Amortization of debt discount	3,254	3,080	9,631	9,118
Amortization of debt issuance costs	270	270	811	810
	$4,351	$4,186	$12,922	$12,408

The net liability component of Convertible Notes is comprised of the following as of December 31, 2017 (in thousands):

Net carrying amount as of April 2, 2017	$285,541
Amortization of debt issuance costs during the period	811
Amortization of debt discount during the period	9,631
Net carrying amount as of December 31, 2017	$295,983

During the three and nine months ended December 31, 2017, the Company paid contractual interest on the Convertible Notes of approximately $1.6 million and $3.3 million, respectively. During the three and nine months ended January 1, 2017, the Company paid contractual interest on the Convertible Notes of approximately $1.6 million and $3.4 million, respectively.

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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price $33.45 of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of December 31, 2017 and April 2, 2017, no warrants have been exercised.
Note 18. Term B Loan
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
The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any of the Company's Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless the Company and its guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. The Company may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. For the three-month periods ended June 30, 2017, September 30, 2017 and December 31, 2017, the interest rate on the Initial Term B Loan is approximately 4.15%, 4.23% and 4.28%, respectively.
The following table summarizes the outstanding borrowings from the Initial Term B Loan as of December 31, 2017:

(in thousands)	December 31, 2017
Outstanding principal balance	$198,500
Unamortized debt issuance costs and debt discount	(5,132)
Outstanding principal, net of unamortized debt issuance costs and debt discount	$193,368
Classified as follows:
Current portion of bank loan	$2,000
Long-term bank loan	$191,368
As of December 31, 2017, the Company made payments totaling $1.5 million towards the outstanding principal balance of the Initial Term B Loan. The following table includes the total interest expense related to the Term B Loan recognized during the three and nine months ended December 31, 2017:

	Three Months Ended	Nine Months Ended
(in thousands)	December 31, 2017	December 31, 2017
Contractual interest expense	$2,015	$6,398
Amortization of debt issuance costs and debt discount	205	614
Total	$2,220	$7,012
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Credit Agreement includes customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. Under certain circumstances, a default interest rate will apply on all overdue obligations under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Credit Agreement. As of December 31, 2017, the Company is in compliance with the covenants specified in the Credit Agreement.
See Note 6 to the Company's condensed consolidated financial statements for fair value determination related to the Company's Initial Term B Loan.
Note 19. Income Taxes
During the three and nine months ended December 31, 2017, the Company recorded an income tax expense of $101.0 million and

$100.0 million, respectively. The Company recorded an income tax benefit of $4.1 million and $7.5 million in the three and nine months ended January 1, 2017, respectively.
The income tax expense recorded in the three and nine months ended December 31, 2017 was primarily due to the impacts of the Tax Cuts and Jobs Act (“TCJA”). Additionally, the Company recorded a tax expense for potential withholding taxes on its historical unremitted earnings as they are no longer permanently reinvested. The tax expense was partially offset by tax benefits from the reduction to the deferred tax liability related to amortization of acquired intangible assets as well as the tax benefit from excess tax benefits on stock based compensation.
The income tax benefit recorded in the nine months ended January 1, 2017 was primarily due to the tax benefit from the reduction to the deferred tax liability related to amortization of acquired intangible assets, the tax benefit arising from deductible severance costs, as well as the tax benefit from excess tax benefits on stock based compensation.
Excluding the impacts of the TCJA, the Company’s effective tax rate was significantly less than the U.S. federal statutory rate of 35% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.
On December 22, 2017, the TCJA was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including, among other things, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and creating a new limitation on deductible interest expense. Certain provisions of the TCJA began to impact the Company in the third quarter of fiscal year 2018, while other provisions will impact the Company beginning in fiscal year 2019.
The corporate tax rate reduction is effective as of January 1, 2018. Since the Company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, the Company’s fiscal year 2018 federal statutory rate will be a blended rate of 31.5%.
ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time repatriation tax recording provisional charges of $10.2 million and $91.7 million, respectively, as a component of income tax expense from continuing operations.
The $10.2 million charge for the effect on the Companies deferred tax balances resulted from the reduction of the corporate income tax rate to 21%. U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Company’s actual remeasurement may vary from the provisional amount because the final analysis will be based on balances as of April 1, 2018 and actual activities of the fourth quarter of fiscal year 2018.
The $91.7 million charge for the one-time repatriation tax increased other accrued liabilities by $2.8 million, increased long-term income taxes payable by $29.8 million, and reduced deferred tax assets, for the utilization of tax attributes, by $59.1 million. The liabilities resulting from the repatriation tax are payable over a period of up to eight years. The provisional amount was based on the Company’s total post-1986 earnings and profits (“E&P”) of its foreign subsidiaries. The majority of these earnings were historically permanently reinvested outside the U.S., thus no taxes had previously been provided for these earnings. The provisional amount includes U.S. federal and state taxes and was based on estimated E&P for the Company’s foreign subsidiaries. In addition, the one-time repatriation tax is based in part on the amount of those earnings held in cash and other specified assets either as of the end of fiscal year 2018 or the average of the year-end balances for fiscal years 2016 and 2017. The Company's calculation of this amount may change with further analysis, fourth quarter activities, and further guidance from the U.S. federal and state tax authorities about the application of these new rules.
The TCJA creates a new Global Intangible Low-Taxed Income (“GILTI”) requirement under which certain income earned by controlled foreign corporations (“CFC”s) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company’s global income to determine what the impact is expected to be. The Company is not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, the Company has not made any adjustments related to potential GILTI tax in its financial statements and has not made a policy decision regarding whether to record deferred taxes on GILTI.
As of December 31, 2017, the Company had not fully completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for income taxes for the three and nine months ended December 31, 2017 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.
In connection with the TCJA and review of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that historical foreign earnings would no longer be permanently reinvested. Accordingly, a tax expense of $6.0 million was accrued during the three and nine months ended December 31, 2017, for withholding taxes on potential distributions from the Company’s foreign subsidiaries.
During the nine months ended December 31, 2017, the Company recorded a deferred tax charge of $9.9 million in prepayments and other current assets and other assets, which represents the tax expense that was deferred, in accordance with ASC 740-10-25-3(e), on the intercompany transfer of intangible assets in connection with a change to the Company’s corporate structure. The deferred tax charge is being amortized over the tax life of the intangible assets.
As of December 31, 2017, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
During the nine months ended December 31, 2017, the Company closed out all positions as part of the examinations of the Company's India income tax returns through fiscal 2016, Italy’s income tax returns for fiscal years 2015 and 2016, and New York state income tax returns for fiscal years 2013 through 2016. The outcome of the examinations did not have a material effect on the Company’s financial position, cash flows or results of operations.
As of December 31, 2017, the Company is under examination in Malaysia for fiscal years 2012 through 2015. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
The Company's open years in the U.S. federal jurisdiction are calendar year 2014 and later years. In addition, the Company is effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that the Company has tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. The Company's open years in various state and foreign jurisdictions are fiscal years 2010 and later.
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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Communications	$63,614	$65,978	$185,432	$210,172
Computing, Consumer and Industrial	153,461	110,380	432,754	342,373
Total revenues	$217,075	$176,358	$618,186	$552,545

Income by segment	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Communications	$25,049	$28,054	$70,326	$77,226
Computing, Consumer and Industrial	37,747	21,395	95,219	71,835
Unallocated expenses:
Amortization of intangible assets	(9,287)	(5,557)	(29,091)	(16,578)
Inventory fair market value adjustment	(1,178)	(757)	(7,270)	(3,672)
Assets impairment and other	—	—	(917)	(870)
Stock-based compensation expense	(13,578)	(9,906)	(38,348)	(29,602)
Severance, retention and facility closure costs	(378)	216	(5,210)	(16,722)
Acquisition-related costs and other	—	—	(2,225)	(72)
Interest expense and other, net	(5,583)	(4,080)	(15,311)	(10,021)
Income before income taxes	$32,792	$29,365	$67,173	$71,524
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Hong Kong	$84,036	$62,565	$218,733	$198,215
Korea	21,867	17,061	61,304	52,576
Rest of Asia Pacific	62,112	51,456	189,430	172,581
Americas (1)	21,818	20,752	65,121	58,392
Europe	27,242	24,524	83,598	70,781
Total revenues	$217,075	$176,358	$618,186	$552,545

(1)
The revenues from the customers in the U.S. were $15.8 million and $19.4 million in the three months ended December 31, 2017 and January 1, 2017, respectively. The revenue from the customers in the U.S. was $52.8 million and $53.6 million in the nine months ended December 31, 2017 and January 1, 2017, respectively.

The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. Four distributors, Avnet and its affiliates, Uniquest and its affiliates, WT Microelectronics, and Macnica accounted for 15%, 12%, 11% and 10%, respectively, of the Company's revenues in the three months ended December 31, 2017. Three distributors, Avnet and its affiliates, Uniquest and its affiliates and Macnica accounted for 15%, 10% and 10%, respectively, of the Company's revenues in the nine months ended December 31, 2017. Two distributors, Uniquest and its affiliates and Avnet and its affiliates accounted for 10% and 11%, respectively, of the Company's revenues in the three months ended January 1, 2017.

Two distributors, Uniquest and its affiliates and Avnet and its affiliates accounted for 11% and 10%, respectively, of the Company's revenues in the nine months ended January 1, 2017.
As of December 31, 2017, two distributors represented approximately 18% and 11%, respectively, of the Company’s gross accounts receivable. As of April 2, 2017, two distributors represented approximately 11% and 10%, respectively, of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	December 31, 2017	April 2, 2017
United States	$39,930	$37,996
Malaysia	29,594	24,386
Germany	10,154	12,477
All other countries	6,958	6,102
Total property, plant and equipment, net	$86,636	$80,961

Note 21. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Interest income	$1,029	$746	$2,622	$2,119
Other income, net	541	(339)	3,878	1,560
Interest income and other, net	$1,570	$407	$6,500	$3,679
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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 2, 2017 filed with the SEC on May 19, 2017. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of operating results for an entire fiscal year.

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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for additions to our revenue recognition policy as a result of the acquisition of GigPeak, the newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, and the impacts from the enactment of the Tax Cuts and Jobs Act discussed in Note 19 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three and nine months ended December 31, 2017 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 2, 2017.
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
Term B Loan
We funded the Acquisition from our available cash on hand and net proceeds from borrowings under our credit facility entered into on April 4, 2017 with JPMorgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the

“Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (Initial Term B Loan). In addition, we may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $200 million and an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio test; provided, however that incremental revolving loan commitments may not exceed $50 million. Refer to Note 18 for details.
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
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the condensed consolidated financial statements as discontinued operations. Refer to Note 4 for details.
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

Overview
The following table and discussion provide an overview of our operating results for the three and nine months ended December 31, 2017 and January 1, 2017:

	Three Months Ended		Nine Months Ended
(in thousands, except for percentage)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Revenues	$217,075	$176,358	$618,186	$552,545
Gross profit	$128,385	$104,085	$355,185	$318,966
As a % of revenues	59%	59%	57%	58%
Operating income	$37,860	$33,175	$81,042	$80,427
As a % of revenues	17%	19%	13%	15%
Net income (loss)	$(68,241)	$33,437	$(32,847)	$78,975
As a % of revenues	(31)%	19%	(5)%	14%

Our revenues increased by $40.7 million, or 23%, to $217.1 million in the quarter ended December 31, 2017 compared to the quarter ended January 1, 2017. The increase was primarily due to revenue from the newly acquired business of GigPeak, higher revenue contribution from our automotive/industrial/sensing products and increased demand for our memory interface and wireless power products. These increases were partially offset by lower demand for our RapidIO switching solutions products and legacy products. Gross profit percentage and operating income percentage were 59% and 17%, and 59% and 19%, respectively, for the quarters ended December 31, 2017 and January 1, 2017. Net loss was $68.2 million in the third quarter of fiscal 2018, as compared to net income $33.4 million in the third quarter of fiscal 2017. The decrease in net income was primarily due to one-time tax charge of $101.9 million from the impacts of the Tax Cuts and Job Act. Refer to Note 19 for details.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Communications	$63,614	$65,978	$185,432	$210,172
Computing, Consumer and Industrial	153,461	110,380	432,754	342,373
Total revenues	$217,075	$176,358	$618,186	$552,545

Product groups representing greater than 10% of net revenues:

	Three Months Ended		Nine Months Ended
As a percentage of net revenues	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
	(a)	(b)	(a)	(b)
Communications:
Communications timing products	10%	13%	11%	13%
Serial RapidIO products	*	*	*	10%
All others less than 10% individually	19%	24%	19%	15%
Total Communications	29%	37%	30%	38%

Computing, Consumer and Industrial:
Memory interface products	32%	25%	28%	26%
Wireless power products	*	*	10%	10%
Automotive, industrial and sensing products	14%	15%	14%	14%
All others less than 10% individually	25%	23%	18%	12%
Total Computing, Consumer and Industrial	71%	63%	70%	62%
Total	100%	100%	100%	100%
(a) Includes product group with less than 10% of net revenue in a given period.
(b) Prior period numbers have been adjusted to conform to our current organizational structure.
Communications Segment
Revenues in our Communications segment decreased $2.4 million, or 3.6%, to $63.6 million in the quarter ended December 31, 2017 as compared to the quarter ended January 1, 2017. The decrease was primarily due to lower demand for our legacy products and a decrease in shipments of our RapidIO switching solutions products. These decreases were partially offset by an increase in our radio frequency products.
Revenues in our Communications segment decreased $24.7 million, or 11.8%, to $185.4 million in the nine months ended December 31, 2017 as compared to the nine months ended January 1, 2017. The decrease was primarily due to decrease in shipments of our RapidIO switching solutions products, lower demand for our legacy products and decrease as a result of divestiture of Fox’s Organic business. These decreases were partially offset by an increase in our radio frequency products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased $43.1 million, or 39% to $153.5 million in the quarter ended December 31, 2017 as compared to the quarter ended January 1, 2017. The increase was primarily due to increased demand for our memory interface products, revenue from our newly acquired GigPeak business, and higher revenue contribution from our wireless products and automotive/industrial/sensing products.
Revenues in our Computing, Consumer and Industrial segment increased $90.4 million, or 26.4%, to $432.8 million in the nine months ended December 31, 2017 as compared to the nine months ended January 1, 2017. The increase was primarily due to revenue from our newly acquired GigPeak business, increased demand for our memory interface products and higher revenue contribution from our wireless products and automotive/industrial/sensing products.

Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Americas and Europe accounted for 39%, 10%, 29%, 10% and 12%, respectively, of consolidated revenues in the quarter ended December 31, 2017 compared to 35%, 10%, 29%, 12% and 14%, respectively, of our consolidated revenues in the quarter ended January 1, 2017.
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Americas, and Europe accounted for 35%, 10%, 31%, 11%, and 13% respectively, of consolidated revenues in the nine months ended December 31, 2017 compared to 36% ,10%, 31%, 11%, and 12% of our consolidated revenues in the nine months ended January 1, 2017. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
Gross Profit

	Three Months Ended		Nine Months Ended
(in thousands, except for percentage)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Gross Profit	$128,385	$104,085	$355,185	$318,966
Gross Profit Percentage	59.1%	59.0%	57.5%	57.7%
Gross profit increased by $24.3 million in the three months ended December 31, 2017 compared to the three months ended January 1, 2017, as a result of increased revenues. Gross profit increased by $36.2 million in the nine months ended December 31, 2017 compared to the nine months ended January 1, 2017, as a result of increased revenues. Gross profit as a percentage of revenues in the three- and nine-month periods ended December 31, 2017 was consistent when compared to the three- and nine-month periods ended January 1, 2017, respectively.
Operating Expenses
The following table presents our operating expenses for the three and nine months ended December 31, 2017 and January 1, 2017:

	Three Months Ended				Nine Months Ended
	December 31, 2017		January 1, 2017		December 31, 2017		January 1, 2017
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$49,836	23%	$38,173	22%	$147,027	24%	$129,571	23%
Selling, general and administrative	$40,689	19%	$32,737	19%	$127,116	21%	$108,968	20%
Research and Development (R&D)
R&D expense increased by $11.7 million, or 30.6%, to $49.8 million in the quarter ended December 31, 2017 compared to the quarter ended January 1, 2017. The increase was primarily driven by R&D expenses incurred as a result of the GigPeak acquisition and higher variable and stock-based compensation.
R&D expense increased by $17.5 million, or 13.5%, to $147.0 million during the nine months ended December 31, 2017 compared to the nine months ended January 1, 2017. The increase was primarily driven by R&D expenses incurred as a result of the GigPeak acquisition and higher variable and stock-based compensation. These increases were partially offset by lower severance costs as there were no similar headcount reduction from our Germany and France locations in the nine months ended December 31, 2017, when compared to the same period in prior fiscal year.
Selling, General and Administrative (SG&A)
SG&A expense increased by $8.0 million, or 24.3%, to $40.7 million in the quarter ended December 31, 2017 as compared to the quarter ended January 1, 2017. The increase was primarily driven by SG&A expenses incurred as a result of the GigPeak acquisition which included facility-related expense and amortization of intangibles, and increase in variable and stock-based compensation.
SG&A expense increased by $18.1 million, or 16.70%, to $127.1 million in the nine months ended December 31, 2017 as compared to the nine months ended January 1, 2017. The increase was primarily driven by SG&A expenses incurred as a result of the GigPeak acquisition which included facility-related expense and amortization of intangibles, and increase in variable and stock-based compensation.

Interest Expense
The components of interest expense for the three and nine months ended December 31, 2017 and January 1, 2017 are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Contractual interest expense	2,842	836	8,878	2,480
Accretion of debt discount	3,254	3,080	9,631	9,118
Amortization of debt issuance costs and debt discount	475	270	1,425	810
Other	67	31	435	174
Total interest expense	$6,638	$4,217	$20,369	$12,582
Interest expense for the three months ended December 31, 2017 and January 1, 2017 was primarily related to the Convertible Notes and Initial Term B Loan we issued in November 2015 and April 2017, respectively. The increase in interest expense in the three and nine months ended December 31, 2017 as compared to the same periods in prior year was primarily due to contractual interest recorded and amortization of issuance costs related to the Initial Term B Loan.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Interest income	$1,029	$746	$2,622	$2,119
Other income, net	541	(339)	3,878	1,560
Interest income and other, net	$1,570	$407	$6,500	$3,679

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three and nine months ended December 31, 2017 as compared to the same periods in prior year was primarily attributable to higher average investment balance and average interest rates for the period. The increase in other income in the three and nine months ended December 31, 2017 as compared to the same periods in prior year was primarily due to increase in value of the underlying investments of the deferred compensation plan and favorable impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
During the three and nine months ended December 31, 2017, we recorded an income tax expense of $101.0 million and $100.0 million, respectively. We recorded an income tax benefit of $4.1 million and $7.5 million in the three and nine months ended January 1, 2017, respectively.
The income tax expense recorded in the three and nine months ended December 31, 2017 was primarily due to the impacts of the Tax Cuts and Jobs Act (“TCJA”). Additionally, we recorded a tax expense for potential withholding taxes on our historical unremitted earnings as they are no longer permanently reinvested. The tax expense was partially offset by tax benefits from the reduction to the deferred tax liability related to amortization of acquired intangible assets as well as the tax benefit from excess tax benefits on stock based compensation.
The income tax benefit recorded in the nine months ended January 1, 2017 was primarily due to the tax benefit from the reduction to the deferred tax liability related to amortization of acquired intangible assets, the tax benefit arising from deductible severance costs, as well as the tax benefit from excess tax benefits on stock based compensation.
Excluding the impacts of the TCJA, our effective tax rate was significantly less than the U.S. federal statutory rate of 35% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.

On December 22, 2017, the TCJA was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including, among other things, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and creating a new limitation on deductible interest expense. Certain provisions of the TCJA began to impact the Company in the third quarter of fiscal year 2018, while other provisions will impact the Company beginning in fiscal year 2019.
The corporate tax rate reduction is effective as of January 1, 2018. Since we have a fiscal year rather than a calendar year, we are subject to rules relating to transitional tax rates. As a result, our fiscal year 2018 federal statutory rate will be a blended rate of 31.5%.
ASC 740, Income Taxes, requires companies to recognize the effect of the tax law changes in the period of enactment. However, the SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, we have made reasonable estimates of the effects on our existing deferred tax balances and the one-time repatriation tax recording provisional charges of $10.2 million and $91.7 million, respectively, as a component of income tax expense from continuing operations.
The $10.2 million charge for the effect on our deferred tax balances resulted from the reduction of the corporate income tax rate to 21%. U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. Our actual remeasurement may vary from the provisional amount because the final analysis will be based on balances as of April 1, 2018 and actual activities of the fourth quarter of fiscal year 2018.
The $91.7 million charge for the one-time repatriation tax increased other accrued liabilities by $2.8 million, increased long-term income taxes payable by $29.8 million, and reduced deferred tax assets, for the utilization of tax attributes, by $59.1 million. The liabilities resulting from the repatriation tax are payable over a period of up to eight years. The provisional amount was based on our total post-1986 earnings and profits (“E&P”) of our foreign subsidiaries. The majority of these earnings were historically permanently reinvested outside the U.S., thus no taxes had previously been provided for these earnings. The provisional amount includes U.S. federal and state taxes and was based on estimated E&P for our foreign subsidiaries. In addition, the one-time repatriation tax is based in part on the amount of those earnings held in cash and other specified assets either as of the end of fiscal year 2018 or the average of the year-end balances for fiscal years 2016 and 2017. Our calculation of this amount may change with further analysis, fourth quarter activities, and further guidance from the U.S. federal and state tax authorities about the application of these new rules.
The TCJA creates a new Global Intangible Low-Taxed Income (“GILTI”) requirement under which certain income earned by controlled foreign corporations (“CFC”s) must be included currently in the gross income of the CFCs’ U.S. shareholder. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
Because of the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, we are allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing our global income to determine what the impact is expected to be. We are not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.
As of December 31, 2017, we had not fully completed our accounting for the tax effects of the enactment of the TCJA. Our provision for income taxes for the three and nine months ended December 31, 2017 is based in part on a reasonable estimate of the effects on our transition tax and existing deferred tax balances. We will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.

In connection with the TCJA and review of our projected offshore cash flows, and global cash requirements, we determined that historical foreign earnings would no longer be permanently reinvested. Accordingly, a tax expense of $6.0 million was accrued during the three and nine months ended December 31, 2017, for withholding taxes on potential distributions from the Company’s foreign subsidiaries.
During the nine months ended December 31, 2017, we recorded a deferred tax charge of $9.9 million in prepayments and other current assets and other assets, which represents the tax expense that was deferred, in accordance with ASC 740-10-25-3(e), on the intercompany transfer of intangible assets in connection with a change to our corporate structure. The deferred tax charge is being amortized over the tax life of the intangible assets.
As of December 31, 2017, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
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
During the nine months ended December 31, 2017, we closed out all positions as part of the examinations of our India income tax returns through fiscal 2016, Italy income tax returns for fiscal years 2015 and 2016, and New York state income tax returns for fiscal years 2013 through 2016. The outcome of the examinations did not have a material effect on our financial position, cash flows or results of operations.
As of December 31, 2017, we are under examination in Malaysia for fiscal years 2012 through 2015. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
Our open years in the U.S. federal jurisdiction are calendar year 2014 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. Our open years in various state and foreign jurisdictions are fiscal years 2010 and later.
We do not expect a material change in unrecognized tax benefits within the next twelve months.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $396.9 million at December 31, 2017, a decrease of $9.2 million compared to April 2, 2017. We had an outstanding debt in the form of Convertible Notes amounting to $373.8 million as of December 31, 2017 and April 2, 2017, and Initial Term B Loan with outstanding principal balance of $198.5 million as of December 31, 2017.
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015, between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the certain circumstances as defined in the indenture. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of such circumstances. The conversion rate for the Convertible Notes will initially be 29.8920 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of approximately $33.45 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers. As of December 31, 2017, none of the conditions allowing holders of the Convertible Notes to convert had been met.

The Initial Term B Loan has an aggregate original principal amount of $200 million, with an original term of 7 years, and is senior to the Convertible Notes in terms of priority. In accordance with the terms of the Credit Agreement, we will repay the principal amount on the last day of each March 31, June 30, September 30 and December 31, commencing on June 30, 2017, in an amount equal to 0.25% of the original principal amount; and on the maturity date, as described below, in an amount equal to the remainder of the outstanding principal amount of the Initial Term B Loan. The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any of the our Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless we and our guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. We may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. For the three-month periods ended June 30, 2017, September 30, 2017 and December 31, 2017, the interest rate on the Initial Term B Loan is approximately 4.15%, 4.23% and 4.28%, respectively.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $163.1 million in the nine months ended December 31, 2017 compared to $134.5 million in the nine months ended January 1, 2017. Cash provided by operating activities in the nine months ended December 31, 2017 consisted of our net loss of $32.8 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and deferred income tax which totaled $163.4 million; and cash generated from working capital $32.5 million.
Cash Flows from Investing Activities
Net cash used in investing activities in the nine months ended December 31, 2017 was $362.1 million compared to net cash used of $157.4 million in the nine months ended January 1, 2017. Net cash used in investing activities in the nine months ended December 31, 2017 was primarily due to $250.7 million used for business and asset acquisitions, $72.5 million for the net purchases of short-term investments, $11.3 million for purchases of a non-marketable securities and $27.6 million of expenditures to purchase capital equipment and intangible assets.
Cash Flows from Financing Activities
Net cash provided by financing activities was $114.8 million in the nine months ended December 31, 2017 as compared to net cash used of $60.6 million in the nine months ended January 1, 2017. Cash provided by financing activities in the nine months ended December 31, 2017 was primarily due to $194.3 million of net proceeds from the Initial Term B Loan and $7.8 million of proceeds from exercise of employee stock options and the issuance of stock under our employee stock purchase plan. Those were partly offset by $84.8 million of proceeds used in the repurchase of our common stock, $1.5 million of principal payment of the Initial Term B Loan and $1.0 million of payment of capital lease obligations.
We anticipate capital expenditures of approximately $25 million to $35 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of December 31, 2017, we had cash, cash equivalents and investments of approximately $197.5 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. During the three and nine months ended December 31, 2017, as a result of the TCJA, we have treated all foreign historical earnings as taxable, which resulted in additional tax expense of $91.7 million from the tax on deemed repatriation of historical foreign earnings. This increased other accrued liabilities by $2.8 million, increased long-term income taxes payable by $29.8 million (payable over eight years beginning with the current fiscal year’s estimated taxes, which are due in fiscal year 2019), and reduced deferred tax assets, for the utilization of tax attributes, by $59.1 million. Therefore, future repatriation of cash held by our foreign subsidiaries will generally not be subject to U.S. federal tax if repatriated. In connection with the changes of the TCJA and review of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that historical foreign earnings would no longer be permanently reinvested.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.

Off-Balance Sheet Arrangements
As of December 31, 2017, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed and in "Note 15 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $264.1 million and $191.5 million as of December 31, 2017 and April 2, 2017, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 31, 2017 and April 2, 2017, the Company’s cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of December 31, 2017. We do not currently use derivative financial instruments in our investment portfolio.
As of December 31, 2017, we had an outstanding principal balance in our Initial Term B Loan of $198.5 million. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. As the applicable interest rate is based on a floating rate index, we are exposed to interest rate risk. A one hundred basis point change in the contractual interest rate would increase the interest expense for the next 12 months on our outstanding Initial Term B Loan by $2.0 million.
At December 31, 2017 and April 2, 2017, we had an outstanding debt of $373.8 million in the form of convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow the Company to enter into foreign exchange contracts totaling approximately $32.0 million, all of which was available at December 31, 2017. As of December 31, 2017 and April 2, 2017, we had no material outstanding foreign exchange contracts.

A substantial majority of our sales is denominated in U.S. dollar. We therefore do not have material foreign currency risk associated with sale of products. We performed a sensitivity analysis for the three months ended December 31, 2017 and January 1, 2017 and determined that, without hedging the exposure, a 10% change in foreign currency exchange rates would result in an approximate 0.7% and 0.8% impact on our revenues (as a percentage of revenue). For the three months ended December 31, 2017 and January 1, 2017, a 10% change in foreign currency exchange rates would result in an approximate 1.0% and 1.2% impact on gross profit margin percentage, as we operate manufacturing testing facilities in Malaysia and Germany. For the three months ended December 31, 2017 and January 1, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.6% and 0.7% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.

Additionally, a relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. Fluctuations in these currencies relative to the United States dollars will result in transaction gains or losses included in net earnings. To date, foreign currency transaction gains or losses due to fluctuations in foreign currency exchange rates were not material.

We did not have any material currency exposure related to any outstanding capital purchases as of December 31, 2017 and April 2, 2017.

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
As of December 31, 2017, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
As a global company, our effective tax rate is highly dependent upon the geographic composition of worldwide earnings and tax regulations governing each region in which we operate. We are subject to income taxes in the United States and various foreign jurisdictions, and significant judgment is required to determine worldwide tax liabilities. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in our financial results, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates the company has utilized to calculate the transition impacts, including impacts from changes to post-1986 earnings and profits for our foreign entities and current year earnings estimates. Additionally, other countries where we do business have been considering changes in relevant tax laws applicable to multinational corporations such as ours. These potential changes could adversely affect our effective tax rate or result in higher cash tax liabilities. In addition, our effective tax rate could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, by changes in the valuation of deferred tax assets, or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent upon our ability to generate future taxable income in the United States. In addition, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority such as the Internal Revenue Service in the United States could have a material effect on our profitability.

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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, as summarized below:

	Three Months Ended		Nine Months Ended
(percentage of total revenues)	December 31, 2017	January 1, 2017	December 31, 2017	January 1, 2017
Hong Kong	39%	35%	35%	36%
Korea	10%	10%	10%	10%
Rest of Asia Pacific	29%	29%	31%	31%
Americas	10%	12%	11%	11%
Europe	12%	14%	13%	12%
Total	100%	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. On December 31, 2017, we had cash, cash equivalents and investments of approximately $197.5 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $420.1 million of goodwill and $197.0 million of intangible assets on our Condensed Consolidated Balance Sheet as of December 31, 2017. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2018, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the third quarter of fiscal 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 2, 2017 - October 29, 2017	238,346	$27.51	238,346	$6,559,761
October 30, 2017 - November 26, 2017	219,081	$31.66	219,081	$6,939,671
November 27, 2017 - December 31, 2017	422,932	$30.72	422,932	$12,999,504
Total	880,359	$30.09	880,359

On July 28, 2017, the Company’s Board of Directors approved an increase to our share repurchase authorization of $200 million. In the three and nine months ended December 31, 2017, the Company repurchased 0.9 million shares for $26.5 million and 3.3 million shares for $84.8 million, respectively. As of December 31, 2017, approximately $207.3 million was available for future purchase under the new share repurchase program.
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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
February 6, 2018		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
February 6, 2018		Brian C. White Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)