Form 10-K
period 2018-04-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2018-05-18
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-K
______________________________
(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended April 1, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the voting and non-voting common equity held by non-affiliates was approximately $2,620 million, computed by reference to the last sales price of $26.58 as reported by The NASDAQ Stock Market LLC, as of the last business day of the registrant’s most recently completed second fiscal quarter, October 1, 2017. Shares of common stock held by each executive officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of May 14, 2018 was approximately 129,264,653.
DOCUMENTS INCORPORATED BY REFERENCE
Items 10, 11, 12, 13, and 14 of Part III incorporate information by reference from the registrant’s Proxy Statement for the 2018 Annual Meeting of Stockholders.

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
ITEM 1. BUSINESS
We develop system-level solutions that optimize our customers’ applications in key markets. IDT’s market-leading products in radio frequency (RF), timing, real-time interconnect, wireless power transfer, serial switching, memory interfaces, automotive application-specific integrated circuits (ASICs), optical interconnect, video distribution and contribution, sensor signal conditioner integrated circuits (ICs) and environmental sensors are among our broad array of complete mixed-signal solutions for the communications, computing, consumer, automotive and industrial segments. These products are used for development in areas such as 4G/5G infrastructure, network communications, cloud datacenters, autonomous driving, connected homes, smart appliances and power management for computing and mobile devices.
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
We measure our business based on two reportable segments: the Communications segment and the Computing, Consumer and Industrial segment. In fiscal 2018, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 30% and 70%, respectively, of our revenues from continuing operations of $842.8 million. In fiscal 2017, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 36% and 64%, respectively, of our revenues from continuing operations of $728.2 million. In fiscal 2016, the Communications segment and the Computing, Consumer and Industrial segment accounted for approximately 43% and 57%, respectively, of our revenues from continuing operations of $697.4 million. For further information, see “Note 21 - Segment Information” in Part II, Item 8 of this Form 10-K.
Communications Segment
The Communications segment includes clock and timing solutions, radio frequency (RF), flow-control management such as multi-port products, telecommunication interface, high-speed static random access memory, first in and first out memory, digital logic, optical interconnect and frequency control solutions, and Serial RapidIO® switching solutions.

Communications Timing Products: We are the leading provider of silicon timing solutions, offering a complete portfolio of products for clock generation, distribution, recovery and jitter attenuation to serve performance-oriented applications. Created for networking, wireless infrastructure, wireline communications, advanced computing, and enterprise storage applications, our communications clocks include high-performance and high-reliability frequency generation and clock distribution products enabling advanced clock-tree development, clock synthesizers optimized for the latest processors and systems on a chip (SOCs), ultra-low jitter clock sources, jitter attenuation and frequency translation phase-locked loops (PLLs), RF timing products, and solutions for Synchronous Ethernet and IEEE 1588.
Serial RapidIO Solutions: Our extensive line of high-performance, low-power, low-latency RapidIO switches are ideal for peer-to-peer multiprocessor embedded systems. Our latest generation of switches target 5G mobile network development and mobile edge computing. These switches exceed the latest RapidIO 10xN specification, offering ultra-low latency approaching 100ns and a flexible, non-blocking fabric with switching performance of up to 600 Gbps. RapidIO switches are the backbone of 3G and 4G wireless base stations for chip-to-chip, board-to-board and chassis-to-chassis links including secure encryption/decryption of the Serial RapidIO protocol for out-of-the-box cabling.
RF and Optical Interconnect Products: We offer high-performance and full-featured RF signal path and optical interconnect products to complement our clocks and timing, RapidIO, and other industry-leading devices from our rich communications portfolio.  Our comprehensive portfolio of performance-leading products includes RF to intermediate frequency (IF) mixers, IF variable gain amplifiers (VGA), digital step attenuators (DSA), digital pre-distortion (DPD) demodulators, IF modulators, RF switches, laser drivers, optical retimers, optical transimpedance amplifiers, and optical modulator drivers.
Computing, Consumer and Industrial Segment
The Computing, Consumer and Industrial segment includes clock generation and distribution, high-performance server memory interface, wireless power, PCI Express®, signal integrity, power management integrated circuits (PMIC), video distribution and contribution, sensor signal conditioner, optical interconnect solutions and sensing products for mobile, automotive and industrial solutions.
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
We offer the industry’s largest portfolio of computing timing products for all generations of motherboards. Our computing timing solutions offer a unique combination of features and high performance, enabling leading-edge technologies, such as PCI Express, as well as registered and load-reduced dual in-line memory modules (RDIMMs and LRDIMMs). In addition, we offer synthesizer products and provide customized clock solutions with optimized feature sets to meet the needs of specific motherboards.
Memory Interface Products: The broad range of our products for RDIMMs and LRDIMMs is a direct result of our significant experience in timing, high-speed serial interface and logic technologies. We offer register and PLL chipsets to meet the latest memory speed needs of server and workstation devices, including Double Data Rate (DDR) memory technology.

PCI Express®: Our family of PCI Express® products is aimed at high-performance server, storage, embedded and communications applications. Our PCIe Gen1, Gen2, Gen3, and Gen4 devices include switches, repeaters, retimers, bridges, and advanced PCIe timing products.
Power Management Solutions: Our power management portfolio includes the industry's first true single-chip Qi-certified wireless power transmitter and Qi-compliant wireless power receiver ICs, as well as dual-mode single-chip wireless power receivers that support both the Wireless Power Consortium (WPC) Qi and AirFuel Inductive (formerly known as Power Matters Alliance or PMA) standards. We offer an expanding selection of power management integrated circuits (PMICs), including intelligent, scalable, distributed power management for portable multi-core processors.
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
Sensor Products: IDT has long developed and sold temperature sensors among its memory interface products and our sensing portfolio continues to grow. IDT also offers a wide array of sensors and sensor conditioning products that have a proven record of capability in applications in automotive, industrial and consumer end products. These sensing products, when aligned with IDT’s other world-class solutions enable IDT to offer a larger platform solution to their customers especially in the automotive and consumer vertical end-market.
Sales Channels
We sell our semiconductor products through three channels: direct sales to OEMs and EMS providers, consignment sales to OEMs and EMSs, and sales through distributors.  Direct sales are managed mainly through our internal sales force and independent sales representatives.  Revenue is recognized on direct sales based on the relevant shipping terms. During fiscal 2018, direct sales accounted for approximately 40% of our total worldwide revenues.
Consignment sales relate to areas where we have established hubs at or near key customers to allow them quick access to our products. We retain ownership of the product at consignment locations until the product is pulled by the customer. Consignment sales are managed by our internal sales team and accounted for approximately 10% of our total worldwide revenues in fiscal 2018.
The majority of our sales are through distributors. In general, distributors who serve our customers worldwide and distributors who serve our customers in the U.S., Europe and Asia Pacific region, have rights to price protection, stock rotations and other credits/allowances. Revenue is recognized upon shipment to these distributors and credits are reliably estimated for these programs. Revenue recognized on sales through distributors represented approximately 50% of our total worldwide revenues in fiscal 2018.
Sales through three distributors in fiscal 2018 and two distributors in each of fiscal 2017 and 2016 accounted for 10% or more of our total revenues in each period. Sales through a distributor, Uniquest, represented approximately 10%, 11% and 16% of our total revenues in each of the fiscal 2018, 2017 and 2016, respectively. Sales through a distributor, Avnet and its affiliates, represented approximately 15%, 10% and 15% of our total revenues in fiscal 2018, 2017 and 2016, respectively. Macnica and its affiliates, represented approximately 10% of the Company’s revenues in fiscal 2018. SK Hynix and its affiliates, which is a direct OEM customer, accounted for 12% of our revenues in fiscal 2016. No other distributor or single direct sales to OEMs and EMS providers or consignment customer represented 10% or more of our total revenues in fiscal 2018, 2017 and 2016.
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
Seasonality
Our revenue is generally influenced on a quarterly basis by customer demand patterns and new product introductions. Many of our products have been incorporated into consumer electronic products, which are subject to seasonality and fluctuations in demand.
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
Research and Development
Our research and development efforts emphasize the development and design of proprietary, differentiated, high-performance, low-power analog and mixed-signal semiconductor products. We believe that a sustained level of investment in research and development is necessary to maintain our competitive position. We operate research and development centers in Irvine, San Jose and San Diego, California; Tempe, Arizona; Duluth, Georgia; Westford, Massachusetts; Smithfield, Rhode Island; Ottawa, Canada; Shanghai and Chengdu, China; Dresden, Munich and Stuttgart, Germany; and Varna and Sofia Bulgaria. Our research and development expense was $202.7 million in fiscal 2018, compared with $165.1 million in fiscal 2017 and $148.5 million in fiscal 2016. Research and development expenses, as a percentage of revenues, were approximately 24%, 23% and 21% in fiscal 2018, 2017 and 2016, respectively.
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
We compete with product offerings from numerous companies, including Analog Devices, Inc.; ams AG; Broadcom Inc.; Cypress Semiconductor Corporation; Elmos Semiconductor AG; Inphi Corporation; Maxim Integrated Products, Inc.; Melexis Semiconductors; Montage Technology; NXP Semiconductors; On Semiconductor Corporation; pSemi Corporation; Sensirion AG; Silicon Laboratories Inc.; Skyworks Solutions Inc.; ST Microsystems; and Texas Instruments Inc.

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
Acquisitions and Divestitures
From time to time we consider acquisitions and divestitures. We focus on transactions that are a strategic fit and strengthen our portfolio, and that also meet our financial objectives. For further information, see “Note 3 - Acquisitions” in Part II, Item 8 of this Form 10-K.
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
Employees
As of April 1, 2018, we had approximately 1,821 employees worldwide, with approximately 711 employees located in the United States.  Our future success depends in part on our ability to attract and retain qualified personnel, particularly engineers, who are often in great demand. We have implemented policies enabling our employees to share in our success, including stock option, restricted stock unit, stock purchase and incentive bonus plans. We have never had a work stoppage related to labor issues. As of April 1, 2018, we had three employees in France who are covered by a national trade union collective bargaining agreement, and 218 employees in Germany are currently represented by a works council.
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
Our operating results can fluctuate dramatically.  Our operating results have fluctuated in the past and are likely to vary in the future. Past financial results may not be a reliable indicator of future performance. Fluctuations in operating results can result from a wide variety of factors, including:

•	global economic conditions, including those related to the credit markets;

•	the cyclicality of the semiconductor industry;

•	changes in the demand for and mix of products sold and in the markets we and our customers serve;

•	the availability of industry-wide wafer processing capacity;

•	the availability of industry-wide and package specific assembly subcontract capacity and related raw materials;

•	competitive pricing pressures;

•	the success and timing of new product and process technology announcements and introductions from us or our competitors;

•	potential loss of market share among a concentrated group of customers;

•	difficulty in attracting and retaining key personnel;

•	difficulty in predicting customer product requirements;

•	production difficulties and interruptions caused by our complex manufacturing and logistics operations;

•	limited control over our manufacturing and product delivery as a result of our reliance on subcontractors, foundry and other manufacturing services;

•	unrealized potential of acquired businesses and resulting assets impairment;

•	availability and costs of raw materials from a limited number of suppliers;

•	political, economic and health conditions in various geographic areas;

•	trade-relations disputes and/or tariffs imposed by various countries;

•	imposition and/or enforcement of U.S. export control restrictions or similar regulatory trade limitations;

•	timing and execution of plans and programs subject to foreign labor law requirements, including consultation with work councils;

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
We have and/or rely on facilities and operations in many countries throughout the world and some of our operations are concentrated in one or more geographic regions. A significant portion of our revenue comes from shipments to locations outside the United States. As a result of the breadth of our international operations, we are subject to the potential for substantial volatility in global capital markets and the global demand for semiconductor product. Our financial results and operations, including our ability to manufacture, assemble and test, design, develop and sell products, may be adversely affected by various global economic and geo-political conditions which can include:

•	slow, uneven economic growth throughout the world;

•	uncertainty regarding macroeconomic conditions and/or an institutional or economic collapse in a geographic region;

•	geo-political events and security breaches throughout the world, such as armed conflict, civil or military unrest, political instability, terrorist activity, cyber attacks and data fraud or theft;

•	natural disasters and public health issues including pandemics and outbreaks of infectious diseases;

•	large scale disruptions in transportation, communications and information technology networks;

•	disruption from trade-relations disputes and/or tariffs imposed by various countries; and

•	imposition and/or enforcement of U.S. export control restrictions or similar regulatory trade limitations.
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
Our acquisitions and the integration of businesses, operations and employees with our own will involve risks and the failure to integrate successfully in the expected time frame may adversely affect our future results.
Any failure to successfully integrate the business, operations and employees of acquired companies could harm our results of operations. Our ability to realize these benefits will depend, in part, on the timely integration and consolidation of organizations, operations, facilities, procedures, policies and technologies, and the harmonization of differences in the business cultures between the companies and their personnel. Implementation and integration of acquired businesses will be complex and time-consuming, will involve additional expense and could disrupt our business and divert management's attention from ongoing business concerns. The challenges involved in integrating acquired businesses will include:

•	preserving customer, supplier and other important relationships of the acquired companies and the Company;

•	coordinating and integrating operations;

•	integrating financial forecasting and controls, procedures and reporting cycles;

•	combining and integrating information technology systems; and

•	integrating employees and related human resources systems and benefits, maintaining employee morale and retaining key employees.
The benefits we expect to realize from acquisitions are, necessarily, based on projections and assumptions about the combined businesses of the Company and the acquired businesses and assume, among other things, the successful integration of the acquired companies into our business and operations. We may not successfully integrate such acquired businesses and our operations in a timely manner, or at all. If we do not realize the anticipated benefits of such transaction, our growth strategy and future profitability could be affected. In addition, an acquisition could significantly increase the amount of our goodwill and other intangible assets, which could adversely affect our future results of operations.
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
We are exposed to risks related to cybersecurity threats and incidents.
In the conduct of our business, we collect, use, transmit and store data on information technology systems. These data include confidential information belonging to us or our customers or other business partners, as well as personally-identifiable information of individuals. Unauthorized persons or employees may gain access to our facilities or information technology systems to steal trade secrets or other proprietary information, compromise confidential information, create system disruptions or cause shutdowns. These parties may also be able to develop and deploy viruses, worms, and other malicious software programs that disrupt our operations and create security vulnerabilities. We devote significant resources to network security, data encryption and other measures to protect our systems and data from unauthorized access or misuse. However, depending on their nature and scope, cybersecurity incidents could result in: business disruption; the misappropriation, corruption or loss of confidential information; reputational damage; litigation with third parties; data privacy issues; and increased cybersecurity protection and remediation costs. Attempted or successful attacks against our products and services could damage our reputation with customers or users and reduce demand for our products and services; which could have a material adverse effect on our business, financial condition and results of operation.
Costs related to product defects and errata may harm our results of operations and business.
Costs associated with unexpected product defects and errata, or deviations from published specifications, due to, for example, unanticipated problems in our design and manufacturing processes, could include:

•	writing off the value of inventory of such products;

•	disposing of products that cannot be fixed;

•	recalling such products that have been shipped to customers;

•	providing product replacements for, or modifications to, such products;

•	defending against litigation related to such products; and

•	paying penalties or damages attributable to the defect.

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

We were granted a tax incentive in Malaysia during fiscal 2009. The tax incentive was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center. In the fourth quarter of fiscal 2011, the Company agreed with the Malaysian Industrial Development Authority (MIDA) to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax incentive or other exemptions, when they expire, or to meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
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
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The changes included in the TCJA are broad and complex. The final transition impacts of the TCJA may differ from the estimates provided elsewhere in our financial results, possibly materially, due to, among other things, changes in interpretations of the TCJA, any legislative action to address questions that arise because of the TCJA, any changes in accounting standards for income taxes or related interpretations in response to the TCJA, or any updates or changes to estimates we have utilized to calculate the transition impacts, including impacts from changes to post-1986 earnings and profits for our foreign entities and current year earnings estimates. Additionally, other countries where we do business have been considering changes in relevant tax laws applicable to multinational corporations such as ours. These potential changes could adversely affect our effective tax rate or result in higher cash tax liabilities.
Our effective tax rate could be adversely affected by changes in the mix of earnings between countries with differing statutory tax rates, by changes in the valuation of deferred tax assets, or by material audit assessments, which could affect our profitability. In particular, the carrying value of deferred tax assets, which are predominantly in the United States, is dependent upon our ability to generate future taxable income in the United States. Further, the amount of income taxes we pay is subject to ongoing audits in various jurisdictions, and a material assessment by a governing tax authority such as the Internal Revenue Service in the United States could have a material effect on our profitability.
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

International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, based on the customers' shipment locations, as summarized below:

(percentage of total revenues)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Hong Kong	36%	36%	44%
Korea	10%	11%	11%
Rest of Asia Pacific	30%	31%	25%
Europe	14%	12%	9%
Americas	10%	10%	11%
Total	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of April 1, 2018, we had cash, cash equivalents and investments of approximately $201.8 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $420.1 million of goodwill and $180.8 million of intangible assets on our consolidated balance sheet as of April 1, 2018. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2019, which could result in material charges that could impact our operating results and financial position.
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
We are subject to complex laws, rules and regulations affecting our domestic and international operations relating to, for example, environmental, safety and health; exports and imports; International Traffic in Arms Regulations (ITAR), bribery and corruption; tax; data privacy; labor and employment; competition; and intellectual property ownership and infringement. Compliance with these laws, rules and regulations may be onerous and expensive, and if we fail to comply or if we become subject to enforcement activity, our ability to manufacture our products and operate our business could be restricted and we could be subject to fines, penalties or other legal liability. Furthermore, should these laws, rules and regulations be amended or expanded, or new ones enacted, we could incur materially greater compliance costs or restrictions on our ability to manufacture our products and operate our business.
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

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Price Range of Common Stock
Our Common Stock is traded on the NASDAQ Global Select Market under the symbol IDTI. The following table shows the high and low sales prices for our Common Stock as reported by the NASDAQ Global Select Market for the fiscal periods indicated:

	High	Low
Fiscal 2018
First Quarter	$26.34	$22.70
Second Quarter	$28.08	$23.07
Third Quarter	$33.92	$26.59
Fourth Quarter	$34.13	$26.96
Fiscal 2017
First Quarter	$23.99	$18.49
Second Quarter	$23.20	$18.49
Third Quarter	$25.87	$19.38
Fourth Quarter	$26.66	$23.10
Stockholders
As of May 14, 2018, there were approximately 561 record holders of our Common Stock. A substantial majority of our shares are held by brokers and other institutions on behalf of individual stockholders.
Dividends
We have never paid cash dividends on our Common Stock. We currently plan to retain any future earnings for use in our business and do not currently anticipate paying cash dividends in the foreseeable future. For information on restrictions contained in the Credit Agreement, see "Note 19 - Term B Loan" in Part II, Item 8 of this Form 10-K.
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
Issuer Purchases of Equity Securities
The following table sets forth information with respect to repurchases of our common stock for the three months ended April 1, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2018 - January 28, 2018	182,192	$32.09	182,192	$201,478,248
January 29, 2018 - February 25, 2018	1,245,232	$28.77	1,245,232	$165,629,549
February 26, 2018 - April 1, 2018	1,861,900	$31.57	1,861,900	$106,830,102
Total	3,289,324	$30.54	3,289,324

In April 2015, our Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, our Board of Directors approved an increase in the share repurchase authorization by another $300 million. In November 2015, we entered into separate accelerated share repurchase agreements (ASR Agreements) with JPMorgan Chase Bank and Bank of America to repurchase a total of $225 million of our common stock, which were completed during fiscal 2016. On July 28, 2017, the Company’s Board of Directors approved an increase to our share repurchase authorization of $200 million. On April 24, 2018, the Company's Board of Directors approved an increase to the share repurchase authorization of $400 million. As of April 1, 2018, approximately $106.8 million was available for future purchases under the share repurchase program. In fiscal 2018, we repurchased 6.5 million shares of our common stock for $185.3 million. In fiscal 2017, we repurchased 4.3 million shares of our common stock for $93.5 million. In fiscal 2016, we repurchased 17.9 million shares of our common stock for $422.3 million, of which approximately $225 million of our common stock was repurchased under the ASR Agreements.
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
The performance of our stock price shown in the following graph is not necessarily indicative of future stock price performance.

Cumulative Total Return	2013	2014	2015	2016	2017	2018
Integrated Device Technology, Inc.	$100.00	$159.84	$264.93	$277.78	$316.87	$409.10
S&P 500 Index	$100.00	$119.32	$131.34	$132.09	$150.57	$168.30
S&P Semiconductor Index	$100.00	$119.37	$131.32	$132.07	$150.47	$167.96

ITEM 6. SELECTED FINANCIAL DATA
The data set forth below are qualified in their entirety by reference to, and should be read in conjunction with, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements and related notes thereto included in this Annual Report on Form 10-K.
Statements of Operations Data

	Fiscal Year Ended
(in thousands, except per share data)	April 1, 2018 (2) (4)	April 2, 2017	April 3, 2016 (5)	March 29, 2015	March 30, 2014 (7)
Revenues (8)	$842,764	$728,243	$697,376	$572,905	$484,779
Net income (loss) from continuing operations (3) (8)	$(12,136)	$109,184	$195,299	$114,581	$111,313
Basic net income (loss) per share – continuing operations (3) (8)	$(0.09)	$0.82	$1.37	$0.77	$0.74
Diluted net income (loss) per share – continuing operations (3) (8)	$(0.09)	$0.79	$1.32	$0.74	$0.73
Net cash provided by operating activities	$232,176	$168,974	$192,602	$171,772	$75,629
Balance Sheet Data

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016	March 29, 2015	March 30, 2014
Cash, cash equivalents and investments	$358,899	$406,046	$354,464	$555,060	$453,815
Working capital	$435,518	$469,866	$390,994	$573,797	$508,713
Total assets (2) (5)	$1,310,531	$1,183,634	$1,099,189	$913,659	$830,960
Convertible notes (6)	$299,551	$285,541	$272,221	$—	$—
Long-term bank loan, net (1)	$191,073	$—	$—	$—	$—
Other long-term obligations	$25,684	$18,894	$21,264	$17,605	$18,683

(1)
In fiscal 2018, we entered into a credit agreement that provides for variable rate term loans in aggregate principal amount of $200 million, with an original term of 7 years. The balance as of the end of fiscal 2018 represents the liability component, net of unamortized debt issuance costs and debt discount. Refer to Note 19 for details.

(2)
In fiscal 2018, we completed the acquisition of GigPeak. The results of operations have been included in fiscal 2018 from April, 4, 2017 (the Acquisition Date) to April 1, 2018. Total assets acquired were $267.4 million. Refer to Note 3 for details.

(3)	In fiscal 2018, we recorded an income tax charge of $114.2 million for the estimated impacts of the Tax Cuts and Job Act. Refer to Note 20 for details.

(4)
During fiscal 2018, we recorded total asset impairment charge of $9.8 million which was comprised of $7.8 million related to certain assets comprised of intangibles, equipment and prepaid licenses, which were determined to be specifically used in non-strategic businesses and had no alternative use (Refer to Note 15 for details), and $2.0 million related to certain in process research and development ("IPR&D") projects (Refer to Note 3 for details).

(5)
In fiscal 2016, we completed the acquisition of the ZMDI business. The results of operations have been included for the period from December 7, 2015 (the Acquisition Date) to April 3, 2016. Total assets acquired were $367.5 million. Refer to Note 3 for details. In the fourth quarter of fiscal 2016, we recorded a tax benefit of $61.7 million from the release of a valuation allowance. Based on significant positive evidence which overcame prior negative evidence, we concluded that it was appropriate to release the valuation allowance against the deferred tax assets, with the exception of deferred tax assets related to certain foreign and state jurisdictions.

(6)
In fiscal 2016, we completed the private offering and sale of $373.8 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2022. The balance as of the end of fiscal year 2018, 2017 and 2016 represents the liability component, net of unamortized debt discount and issuance cost.

(7)
In fiscal 2014, we recognized a gain on divestitures of $82.3 million relating to the divestiture of our PCI Express enterprise flash controller business and a $3.7 million loss on divestiture relating to the sale of our Audio business. In addition, associated with the decision to discontinue production and sale of products using technology attained through the acquisitions of Mobius Microsystems in fiscal 2010 and IKOR in fiscal 2011, we recorded an additional $8.7 million in accelerated amortization of intangible assets which was charged to cost of revenues. In addition, we recorded a $2.4 million impairment of IPR&D, charged to research and development expense, associated with the decision to discontinue further development required to complete the Mobius Microsystems acquired IPR&D.

(8)
In fiscal 2014, we initiated a project to divest our High-Speed Data Converter ("HSC") Business. On April 27, 2015, we completed the sale of the remaining HSC business to eSilicon, for $1.5 million. In fiscal 2017, we collected the receivable of $1.5 million and recognized gain from discontinued operations of $1.4 million, which represents the excess of sale price of $1.5 million over the carrying value of assets sold of $0.1 million. The results of operations for the discontinued business have been segregated and excluded from the continuing operations presented.

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
Distributors have rights to price protection, ship from stock pricing credits and stock rotation. When we were unable to estimate these credits, we deferred revenue and related cost of revenues on sales to these distributors until the product was sold through by the distributor to an end-customer. We continuously reassess our ability to reliably estimate the ultimate price of these products and, as at the end of fiscal 2018, distribution revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. The determination of the amount of reserves to be recorded requires that we make estimates. We utilize historical experience and market trends to estimate the reserves. Historically, differences between actual and estimated credits have not been material.

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
As of April 1, 2018, we continue to maintain a valuation allowance against our net deferred tax assets in certain state and foreign jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
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
On December 22, 2017, the TCJA was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including, among other things, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and creating a new limitation on deductible interest expense. Certain provisions of the TCJA began to impact the Company in fiscal year 2018, while other provisions will impact the Company beginning in fiscal year 2019.
The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, we have made reasonable estimates of the effects on our existing deferred tax balances and the one-time repatriation tax recording provisional charges as a component of income tax expense from continuing operations.
As of April 1, 2018, we had not fully completed our accounting for the tax effects of the enactment of the TCJA. Our provision for income taxes is based in part on a reasonable estimate of the effects on our transition tax and existing deferred tax balances. We will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on our business and consolidated financial statements.
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

Actual future results may differ from those estimates. In addition, we make certain judgments and assumptions in allocating shared assets and liabilities to determine the carrying values for each of our reporting units. For the annual impairment testing in fiscal 2018, there was no evidence of any impairment.
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
The fair value of employee restricted stock units is equal to the market value of our common stock on the date the award is granted. We estimate the fair value of employee stock options and the right to purchase shares under the employee stock purchase plan using the Black-Scholes valuation model. Option-pricing models require the input of highly subjective assumptions, including the expected term of options and the expected price volatility of the stock underlying such options. In addition, we are required to estimate the number of stock-based awards that will be forfeited due to employee turnover and true up these forfeiture rates when actual results are different from our estimates. We attribute the value of stock-based compensation to expense using an accelerated method.  Finally, we capitalize into inventory a portion of the periodic stock-based compensation expense that relates to employees working in manufacturing activities. For performance-based restricted stock units, we assess the probability of achieving certain financial objectives at the end of each reporting period. Based on the assessment of this probability, which requires subjective judgment, we record stock-based compensation expense before the performance criteria are actually fully achieved, which may then be reversed in future periods if we determine that it is no longer probable that the objectives will be achieved. The expected cost of each award is reflected over the performance period and is reduced for estimated forfeitures. For market-based stock unit awards, the fair value of each award is estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions such as expected price volatility, expected term, and risk-free interest rate.
We determine the expected term of stock option grants annually based on our analysis of the stock option exercise behavior over a period of time. The interest rate is based on the average U.S. Treasury interest rate over the expected term during the applicable quarter. We believe that the implied volatility of our common stock is an important consideration of overall market conditions and a good indicator of the expected volatility of our common stock. However, due to the limited volume of options freely traded over the counter, we believe that implied volatility, by itself, is not representative of the expected volatility of our common stock and therefore we use a volatility factor to estimate the fair value of our stock-based awards which reflects a blend of historical volatility of our common stock and implied volatility of call options and dealer quotes on call options, generally having a term of less than twelve months. We have not paid, nor do we have current plans to pay dividends on our common stock in the foreseeable future.
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
Acquisition of GigPeak, Inc.
On April 4, 2017, we completed the acquisition of all of the outstanding common stock of GigPeak, a publicly held company mainly operating in the United States in an all-cash transaction for approximately $250.1 million (the "Acquisition"). GigPeak was a global supplier of semiconductor ICs and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. As a result of this Acquisition, we recorded amortizable intangible assets of $97.9 million and goodwill of $113.2 million during the first quarter of fiscal 2018. In addition, we recorded approximately $2.2 million of acquisition related costs during the first quarter of fiscal 2018, which were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. Refer to Note 3 for details.
Term B Loan
We funded the Acquisition from our available cash on hand and net proceeds from borrowings under our credit facility entered into on April 4, 2017 with JPMorgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the “Credit Agreement”). The Credit Agreement provides for a $200 million term loan facility (the "Initial Term B Loan"). In addition, we may request incremental term loan and/or incremental revolving loan commitments in an aggregate amount not to exceed the sum of $200 million and an unlimited amount that is subject to pro forma compliance with certain secured leverage ratio test; provided, however that incremental revolving loan commitments may not exceed $50 million. Refer to Note 19 for details.
Divestiture of Fox's Organic Business
On October 3, 2016, we completed the sale of our wholly-owned subsidiary, Fox Enterprises, Inc.'s (Fox) organic business for approximately $1.2 million and recorded a loss on divestiture (included in interest income and other, net in the Consolidated Statement of Operations) of approximately $0.7 million in fiscal 2017. Refer to Note 5 for details.
Acquisition of Synkera Technologies, Inc.
On July 22, 2016, we purchased substantially all of the assets and liabilities of Synkera Technologies, Inc. (Synkera), a company engaged in developing and marketing metal oxide gas sensor technology, for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The contingent cash consideration will be paid based upon the achievement of certain milestones to be completed within 3.5 years from the date of acquisition. Refer to Note 3 for details.
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
Convertible Notes Offering
On November 3, 2015, we issued $373.8 million aggregate principal amount of 0.875% Convertible Senior Notes due 2022 (the "Convertible Notes"). The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers' discounts and commissions and the offering expenses. The net proceeds were primarily used in the purchase of note hedges and repurchases of our common stock. We used the remainder of the net proceeds for working capital and general corporate purposes. Refer to Note 18 for details.
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
The HSC business was included in the Communications reportable segment. For financial statements purposes, the results of operations for the HSC business have been segregated from those of the continuing operations and are presented in the consolidated financial statements as discontinued operations. Refer to Note 4 for details.
Subsequent Events
On April 24, 2018, our Board of Directors approved an increase to the share repurchase authorization of $400 million.

Overview
The following table and discussion provide an overview of our operating results from continuing operations for fiscal 2018, 2017 and 2016:

	Fiscal Year End
(in thousands, except for percentage)	April 1, 2018	April 2, 2017	April 3, 2016
Revenues	$842,764	$728,243	$697,376
Gross profit	$482,285	$420,638	$421,654
As a % of revenues	57.2%	57.8%	60.5%
Operating expenses	$371,369	$310,297	$285,015
As a % of revenues	44.1%	42.6%	40.9%
Operating income	$110,916	$110,341	$136,639
As a % of revenues	13.2%	15.2%	19.6%
Net income (loss) from continuing operations	$(12,136)	$109,184	$195,299
As a % of revenues	(1.4)%	15.0%	28.0%
Our revenues in fiscal 2018 were $842.8 million as compared to $728.2 million in fiscal 2017. During fiscal 2018, total revenue from our Computing, Consumer and Industrial market segment increased primarily due to increased demand for our wireless power and memory interface products, higher revenue contribution from our automotive/industrial/sensing products, and revenue from the newly acquired business of GigPeak. Gross profit as a percentage of net revenues was 57.2% in fiscal 2018 as compared to 57.8% in fiscal 2017. The decrease in gross profit percentage was primarily due to product mix and certain costs related to the GigPeak acquisition such as the amortization of intangibles and amortization of fair value markup on inventory. Our operating expenses increased by $61.1 million, or 19.7%, to $371.4 million in fiscal 2018 as compared to $310.3 million in fiscal 2017, primarily due to operating expenses related to GigPeak, higher restructuring-related charges, variable and stock-based compensation, amortization of newly acquired intangibles, and asset impairment charges relating to the exit of certain nonstrategic businesses during fiscal 2018. Net loss in fiscal 2018 was $12.1 million which decreased from net income in fiscal 2017 of $109.2 million primarily due to an income tax expense of $114.2 million for the estimated impacts of the Tax Cuts and Job Act (Refer to Note 20 for details) and interest expense on the Initial Term B Loan of $9.5 million. We ended fiscal 2018 with cash and cash equivalents and short-term investments of $358.9 million. We generated $232.2 million in cash from operations, used a net $331.3 million for investing activities and generated a net $18.5 million from financing activities in fiscal 2018.
Results of Operations, Continuing Operations
Revenues

Revenues by segment:	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Communications	$251,682	$265,421	$302,188
Computing, Consumer and Industrial	591,082	462,822	395,188
Total revenues	$842,764	$728,243	$697,376

Product groups representing greater than 10% of net revenues:	Fiscal Year Ended
As a percentage of net revenues	April 1, 2018	April 2, 2017	April 3, 2016
Communications:
Communications timing products	11%	13%	15%
Serial RapidIO products	*	10%	13%
All others less than 10% individually (1)	19%	13%	15%
Total Communications	30%	36%	43%
Computing, Consumer and Industrial:
Memory interface products	28%	26%	32%
Wireless power products	10%	10%	*
Automotive, industrial and sensing products	14%	14%	*
All others less than 10% individually (1)	18%	14%	25%
Total Computing, Consumer and Industrial	70%	64%	57%
Total	100%	100%	100%
* Represents less than 10% of net revenues.
(1) Includes product group with less than 10% of net revenue in a given year.
Communications Segment
Revenues in our Communications segment decreased by $13.7 million, or 5%, to $251.7 million in fiscal 2018 as compared to $265.4 million in fiscal 2017. The decrease was primarily due to a $21.6 million decrease in shipments of our Serial RapidIO® switching solution products and a $3.2 million decrease in our communications timing products mainly as a result of the divestiture of Fox’s organic business. The decrease was partially offset by a $5.6 million revenue increase from the newly acquired business of GigPeak and a $5.5 million revenue increase from other communications products.
In fiscal 2017, revenues in our Communications segment decreased by $36.8 million, or 12%, to $265.4 million as compared to $302.2 million in fiscal 2016. This decrease was primarily driven by an $11.6 million decrease in communications timing product revenues partly as a result of the divestiture of Fox’s organic business, an $18.2 million decrease in shipments of our Serial RapidIO® switching solutions products and an $18.4 million decrease in our legacy products. These decreases were partly offset by $11.4 million higher revenue from other communications products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased by $128.3 million, or 28% to $591.1 million in fiscal 2018 as compared to $462.8 million in fiscal 2017. The increase was primarily due to a $48.9 million revenue increase from our memory interface products, a $41.4 million revenue increase from the newly acquired business of GigPeak, a $14.4 million increase from our automotive/industrial/sensing products, a $12.3 million increase in shipment of wireless power products as our wireless business continues to grow, and a $11.3 million increase from other consumer and computing products.
In fiscal 2017, revenues in our Computing, Consumer and Industrial segment increased by $67.6 million, or 17%, to $462.8 million as compared to $395.2 million in fiscal 2016. The increase was primarily due to a $78.5 million revenue increase in automotive/industrial/sensing products combined with a $17.0 million increase in shipments of wireless power products as our wireless business continues to grow, and a $9.2 million increase in revenue from other consumer and computing products. The increases were partly offset by a $37.1 million decrease in memory interface product revenues due to cyclical demand.
Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Europe and Americas accounted for 36%, 10%, 30%, 14%, and 10%, respectively, of consolidated revenues in fiscal 2018 compared to 36%, 11%, 31%, 12% and 10% , respectively, of our consolidated revenues in fiscal 2017. Revenues in Hong Kong, Korea, rest of APAC, Europe and Americas accounted for 44%, 11%, 25%, 9% and 11%, respectively, of our consolidated revenues in fiscal 2016. The APAC region continues to be our largest region, as many of our customers utilize manufacturers in that region.

Deferred Income on Shipments to Distributions
The components as of April 1, 2018 and April 2, 2017 are as follows:

(in thousands)	April 1, 2018	April 2, 2017
Gross deferred revenue	$—	$2,335
Gross deferred costs	—	(350)
Deferred income on shipments to distributors	$—	$1,985
The Company had historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer. The gross deferred revenue represented the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory. The amount ultimately recognized as revenue were lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Based on the last four quarters, this amount is approximately 28% of the list price billed to the customers. The gross deferred costs represented the standard costs (which approximate actual costs) of products the Company sells to the distributors. Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world. As such, inventory write-downs or products in the distribution channel have not been significant. We continuously reassess our ability to reliably estimate the ultimate price of these products and, as of the end of fiscal 2018, we were able to estimate the ultimate price (i.e., net of estimated future price adjustment and return) of these products for all distributors. Accordingly, there was no deferred income remaining as of April 1, 2018.
Gross Profit

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Gross Profit	$482,285	$420,638	$421,654
Gross Profit Percentage	57.2%	57.8%	60.5%
Gross profit increased by $61.6 million or 14.7% in fiscal 2018 as compared to fiscal 2017. Gross profit as a percentage of revenues decreased by 0.6% in fiscal 2018 as compared to fiscal 2017, primarily due to product mix and certain costs related to the GigPeak acquisition such as the amortization of intangibles and amortization of fair value markup on inventory. Product mix changes specifically pertain to a decline in Communication segment revenue, which has higher margins and an increase in the Computing, Consumer and Industrial segment which has relatively lower margins.
In fiscal 2017, gross profit slightly decreased by $1.0 million or 0.2%, compared to fiscal 2016, primarily due to changes in product mix and certain costs related to the acquisition of ZMDI such as amortization of intangibles and amortization of the fair value markup on inventory. Product mix changes specifically pertain to a decline in Communication segment revenue, which has higher margins and an increase in the Computing, Consumer and Industrial segment, which has relatively lower margins.
Operating Expenses
The following table presents our operating expenses for fiscal years 2018, 2017 and 2016, respectively:

	April 1, 2018		April 2, 2017		April 3, 2016
(in thousands, except for percentages)	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues	Dollar Amount	% of Net Revenues
Research and development	$202,721	24%	$165,104	23%	$148,507	21%
Selling, general and administrative	$168,648	20%	$145,193	20%	$136,508	20%
Research and Development (R&D)
R&D expense increased by $37.6 million, or 22.8%, to $202.7 million in fiscal 2018 compared to fiscal 2017. The increase was primarily driven by a $32.7 million increase in variable and stock-based compensation, a $2.4 million increase in asset impairment charges as a result of the exit of certain nonstrategic businesses during fiscal 2018, and higher other R&D expenses primarily incurred as a result of the GigPeak acquisition. The increases were partially offset by lower severance costs in fiscal 2018.

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
Selling, General and Administrative (SG&A)
SG&A expenses increased by $23.5 million, or 16.2%, to $168.6 million in fiscal 2018 compared to fiscal 2017. The increase was primarily driven by an $18.4 million increase in variable and stock-based compensation, and a $5.1 million increase in expenses primarily as a result of the GigPeak acquisition which included certain facility-related expenses and amortization of acquired intangibles during fiscal 2018.
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
Other-Than-Temporary Impairment Loss on Investment
We account for our equity investments in privately held companies under the cost method which totaled $27.3 million and $13.2 million as of April 1, 2018 and April 2, 2017, respectively. These investments are subject to periodic impairment review and measured and recorded at fair value when they are deemed to be other-than-temporarily impaired. In determining whether a decline in value of our investments has occurred and is other than temporary, an assessment is made by considering available evidence, including the general market conditions, the investee’s financial condition, near-term prospects, market comparables and subsequent rounds of financing. The valuation also takes into account the investee’s capital structure, liquidation preferences for its capital and other economic variables. The valuation methodology for determining the decline in value of non-marketable equity securities is based on inputs that require management judgment. There were no impairments recorded during fiscal 2018, 2017 and 2016.
Restructuring Charges
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, we have undertaken restructuring actions to reduce our workforce and consolidate facilities. Our restructuring expenses consist primarily of severance and termination benefit costs related to the reduction of its workforce, asset impairment charges and lease obligation charges related to a facility that is no longer used.
Integration-related Restructuring Plans
During fiscal 2018, we implemented planned cost reduction and restructuring activities in connection with the acquisition of GigPeak. Accordingly, we reduced headcount by 46 and recorded severance costs of approximately $2.7 million, of which $2.1 million was paid during fiscal 2018 and the remaining $0.6 million will be paid by the first quarter of fiscal 2019.
In connection with the GigPeak integration, we recorded $2.8 million in fiscal 2018 for lease obligation charges related to a facility that we had determined to meet the cease-use date criteria. The fair value of this liability at the cease-use date was determined based on the remaining cash flows for lease rentals and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate in accordance with ASC 420, Exit or Disposal Cost Obligations. As of April 1, 2018, the total accrued balance for the lease obligation was $2.3 million, of which $1.6 million was classified as other long-term liabilities and the remaining $0.7 million was recorded as other accrued liabilities on the Consolidated Balance Sheets.
In fiscal 2017, we prepared a workforce-reduction plan with respect to employees of our Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council was approved by the German Works Council. Also, the details of the plan were communicated to the affected employees. Accordingly, we accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. The restructuring charges recorded in the Consolidated Statements of Operations, in connection with the workforce-reduction plan, were approximately $5.0 million for fiscal 2017, for a total of 49 employees. Approximately $4.9 million of the $5.0 million was paid in fiscal 2017 and the remaining $0.1 million was paid during fiscal 2018.
In fiscal 2016, we implemented cost reduction plans and restructuring activities in connection with the acquisition of ZMDI. We recorded charges of approximately $6.9 million of employee termination cost for two former executives of ZMDI and 36 employees during fiscal 2016. Approximately $5.7 million of the $6.9 million of employee termination cost was paid in fiscal 2016 and the remaining $1.2 million was paid in 2017.

Other Restructuring Plans
During fiscal 2018, we exited certain non-strategic businesses and reduced headcount by 63. We recorded employee severance costs of approximately $5.1 million, of which $2.3 million was paid during fiscal 2018 and the remaining $2.8 million will be paid by the first quarter of fiscal 2019. In addition, we recorded an impairment charge of $7.8 million on certain assets comprised of intangibles, equipment and prepaid licenses, which were determined to be specifically used in these non-strategic businesses and had no alternative use. The impairment charge was calculated as the excess of assets’ carrying value over their fair value, which was based on the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment charges of $5.4 million and $ 2.4 million were included in Cost of Revenues and Research and Development Expenses, respectively, in the Consolidated Statements of Operations.
In fiscal 2017, we prepared a workforce-reduction plan with respect to employees and closed our remaining business in France. We recorded in the Consolidated Statement of Operations, approximately $7.5 million of severance benefits, for a total of 13 employees in fiscal 2017. We paid $4.2 million and $2.5 million in fiscal 2017 and 2018, respectively. As of April 1, 2018, the total accrued balance for employee severance costs related to this action was $0.8 million. We expect to complete this action by the second quarter of fiscal 2019.
In addition to the above, in fiscal 2017, we recorded charges of $4.0 million and reduced headcount by 59 employees. Approximately $3.6 million of the $4.0 million of employee termination cost was paid in fiscal 2017 and the remaining $0.4 million was paid in fiscal 2018.
In fiscal 2016, we recorded charges of $4.7 million and reduced headcount by 48 employees. Approximately $4.6 million of the $4.7 million of employee termination cost was paid in fiscal 2016 and the remaining $0.1 million was paid during fiscal 2017.
In fiscal 2015, we prepared a workforce-reduction plan with respect to employees of our HSC business in France and the Netherlands. The restructuring charges recorded to discontinued operations in the Consolidated Statement of Operations were approximately $18.3 million for the fiscal year ended March 29, 2015, for a total of 53 employees in France and the Netherlands combined. We have substantially completed payments of these termination benefits and the total accrued balance related to this action was $0.5 million as April 1, 2018. We expect to complete this action by the second quarter of fiscal 2019.
Interest Expense
The components of interest expense are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Contractual interest expense	$12,015	$3,307	$1,363
Amortization of debt discount	12,929	12,239	4,904
Amortization of issuance costs	1,902	1,081	450
Other	506	251	326
Total interest expense	$27,352	$16,878	$7,043
Interest expense is primarily related to the Convertible Notes and Initial Term B Loan we issued in November 2015 and April 2017, respectively.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Interest income	$3,808	$2,916	$3,616
Other income, net	4,800	2,906	652
Interest income and other, net	$8,608	$5,822	$4,268

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income was primarily attributable to higher average investment balance and average interest rates for the period. The yearly variation in other income, net was primarily due to changes in value of the underlying investments of the deferred compensation plan and the impact of foreign currency fluctuations.
Income Tax Expense (Benefit)
We recorded an income tax expense of $104.3 million in fiscal 2018 and an income tax benefit of $9.9 million and $61.4 million in fiscal 2017 and 2016, respectively. The income tax expense recorded in fiscal 2018 was primarily due to a $114.2 million charge for the estimated impacts of the Tax Cuts and Jobs Act (“TCJA”). Additionally, we recorded a $5.8 million tax expense for potential withholding taxes on our historical unremitted earnings as they are no longer permanently reinvested and $6.2 million of taxes on foreign earnings. The tax expense was partially offset by $19.4 million of tax benefits from the loss in jurisdictions where no valuation allowance was in place as well as a $2.1 million tax benefit from excess tax benefits on stock-based compensation. The income tax benefit recorded in fiscal 2017 was primarily due to a $7.5 million tax benefit recorded on the loss in jurisdictions where no valuation allowance was in place. Additionally, $2.5 million of excess tax benefits from stock-based compensation were reflected in the income tax benefit as a result of the early adoption of ASU 2016-09. The income tax benefit in fiscal 2016 was primarily due to a $61.7 million tax benefit from the release of a valuation allowance that otherwise was offsetting deferred tax assets as of April 3, 2016 and a $6.8 million tax benefit related to the amortization of acquired intangible assets and severance costs incurred in connection to the acquisition of ZMDI, partially offset by $5.7 million of U.S. taxes resulting from distributions of foreign earnings.
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
The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of April 1, 2018, we have made reasonable estimates of the effects on our existing deferred tax balances and the one-time repatriation tax recording provisional charges of $10.3 million and $103.9 million, respectively, as a component of income tax expense from continuing operations.
The $10.3 million charge for the effect on our deferred tax balances resulted from the reduction of the corporate income tax rate to 21%. U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.
The $103.9 million charge for the one-time repatriation tax increased other accrued liabilities by $1.5 million, increased long-term income taxes payable by $24.1 million, and reduced deferred tax assets, for the utilization of tax attributes, by $78.3 million. The liabilities resulting from the repatriation tax are payable over a period of up to eight years. The provisional amount was based on our total post-1986 earnings and profits (“E&P”) of our foreign subsidiaries. The majority of these earnings were historically permanently reinvested outside the United States. Thus, no taxes had previously been provided for these earnings. In addition, the one-time repatriation tax is based in part on the amount of those earnings held in cash and other specified assets either as of the end of fiscal year 2018 or the average of the year-end balances for fiscal years 2016 and 2017.

The TCJA creates a new Global Intangible Low-Taxed Income (“GILTI”) requirement under which certain income earned by controlled foreign corporations (“CFC”s) must be included currently in the gross income of the CFCs’ U.S. shareholder, applicable to us beginning in fiscal year 2019. GILTI is the excess of the shareholder’s “net CFC tested income” over the net deemed tangible income return, which is currently defined as the excess of (1) 10 percent of the aggregate of the U.S. shareholder’s pro rata share of the qualified business asset investment of each CFC with respect to which it is a U.S. shareholder over (2) the amount of certain interest expense taken into account in the determination of net CFC-tested income.
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
As of April 1, 2018, we had not fully completed our accounting for the tax effects of the enactment of the TCJA. Our provision for income taxes for fiscal year 2018 is based in part on a reasonable estimate of the effects on our transition tax and existing deferred tax balances. We will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.
In connection with the TCJA and review of our projected offshore cash flows, and global cash requirements, we determined that historical foreign earnings would no longer be permanently reinvested. Accordingly, a tax expense of $5.8 million was accrued during fiscal year 2018, for withholding taxes on potential distributions from the Company’s foreign subsidiaries.
During fiscal year 2018, we recorded a deferred tax charge of $9.5 million in prepayments and other current assets and other assets, which represents the tax expense that was deferred, in accordance with ASC 740-10-25-3(e), on the intercompany transfer of intangible assets in connection with a change to our corporate structure. The deferred tax charge is being amortized over the tax life of the intangible assets.
As of April 1, 2018, we continue to maintain a valuation allowance against our net deferred tax assets in certain state and foreign jurisdictions, as we are not able to conclude that it is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
We benefit from tax incentives granted by local tax authorities in certain foreign jurisdictions. In the fourth quarter of fiscal 2011, we agreed with the Malaysian Industrial Development Authority to enter into a new tax incentive agreement which is a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. This tax incentive agreement is subject to the Company meeting certain financial targets, investments, headcounts and activities in Malaysia.
During the 2018 fiscal year, we closed out all positions as part of the examination of our India, Italy, and New York state income tax returns. The outcome did not have a material effect on our financial position, cash flows or results of operations.
As of April 1, 2018, we are under examination in Malaysia for fiscal years 2012 through 2015 and in Canada for fiscal years 2016 and 2017. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion, in favor of Altera Corp., related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Internal Revenue Service filed a notice of appeal on February 19, 2016 in this case. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, we have not recorded any benefit as of April 1, 2018. We will continue to monitor ongoing developments and potential impacts to our financial statements.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $358.9 million as of April 1, 2018, a decrease of $47.1 million compared to April 2, 2017.
We had an outstanding debt in the form of convertible notes amounting to $373.8 million as of April 1, 2018 and April 2, 2017, respectively, and Initial Term B Loan with outstanding principal balance of $198.0 million as of April 1, 2018.

Cash Flows from Operating Activities
Net cash provided by operating activities totaled $232.2 million in fiscal 2018 compared to $169.0 million in fiscal 2017 and $192.6 million in fiscal 2016. Cash provided by operating activities in fiscal 2018 consisted of our net loss of $12.1 million, as adjusted to add back deferred tax benefit, depreciation, amortization, asset impairment, stock-based compensation, non-cash interest expense and other non-cash items totaling $211.7 million and $32.6 million in cash generated from our working capital primarily related to changes in assets and liabilities. In fiscal 2018, significant changes in working capital requirements included an increase of $28.9 million income taxes payable and receivable, $14.2 million in accrued compensation and related expenses, $4.7 million in prepayments and other assets, and $2.1 million in inventories. Net use of cash for changes in working capital requirements included a decrease of $4.7 million in accounts receivable, $6.2 million in accounts payable, $4.4 million in other accrued liabilities and long-term liabilities and $2.0 million in deferred income on shipments to distributors.
In fiscal 2017, net cash provided by operating activities in fiscal 2017 consisted of our net income of $110.5 million, as adjusted to add back deferred tax benefit, depreciation, amortization, asset impairment, stock-based compensation, non-cash interest expense and other non-cash items totaling $88.6 million and less $30.1 million in cash used as a result of changes in our working capital requirements primarily related to changes in assets and liabilities. In fiscal 2017, significant proceeds from changes in working capital requirements included an increase of $3.9 million in accounts payable and an increase of $4.9 million in other accrued liabilities. Net use of cash for changes in working capital requirements included a decrease of $18.9 million in accrued compensation and related expenses, a decrease of $5.0 million in deferred income on shipments to distributors, and an increase of $16.6 million in accounts receivable.
In fiscal 2016, net cash provided by operating activities in fiscal 2016 consisted of our net income of $192.6 million, as adjusted to add back deferred tax benefit, tax benefit from stock-based based payment arrangements, depreciation, amortization, stock compensation, non-cash interest expense and other non-cash items totaling $1.1 million and less $3.2 million in cash used by changes in working capital requirements primarily related to changes in assets and liabilities. In fiscal 2016, significant proceeds from changes in working capital requirements included a decrease of $11.7 million in inventories, a decrease of $2.7 million of prepayments and other assets and an increase of $6.5 million in accounts payable. Net use of cash for changes in working capital requirements included a decrease of $13.3 million in accrued compensation and related expenses, a decrease of $8.7 million in deferred income, a decrease of $5.0 million in other accrued liabilities and long-term liabilities and an increase of $1.6 million in accounts receivable.
Cash Flows from Investing Activities
Net cash used for investing activities in fiscal 2018 was $331.3 million compared to net cash used for investing activities of $78.5 million in fiscal 2017 and net cash used for investing activities of $25.5 million in fiscal 2016. Net cash used for investing activities in fiscal 2018 was primarily due to $250.7 million used for business and asset acquisitions, $36.2 million of expenditures to purchase capital equipment and intangible assets, $31.6 million for the net purchases of short-term investments and $12.8 million for purchases of a non-marketable securities.
In fiscal 2017, net cash used for investing activities was primarily due to $3.2 million used for the purchase of non-marketable equity securities and convertible notes, $1.5 million of payments to purchase Synkera, net of cash acquired, $27.0 million in expenditures to purchase fixed assets, $4.8 million used for the purchase of intangible assets and $42.0 million of net purchases of short-term investments.
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
Cash Flows from Financing Activities
Net cash generated from financing activities was $18.5 million in fiscal 2018 as compared to net cash used for financing activities of $77.5 million in fiscal 2017 and net cash used by financing activities of $81.6 million in fiscal 2016. Cash used for financing activities in fiscal 2018 was primarily due to $194.3 million of net proceeds from the Initial Term B Loan and $12.8 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan. Those were partly offset by $185.3 million used in the repurchase of our common stock, $2.0 million of principal payment of the Initial Term B Loan and payment of capital leases of $1.3 million.
In fiscal 2017, cash used for financing activities was primarily due to repurchases of $93.5 million of our common stock and payment of capital leases of $1.5 million, partially offset by proceeds of $17.5 million from the exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

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
We anticipate capital expenditures of approximately $30 million to $40 million during fiscal 2018 to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of April 1, 2018, we had cash, cash equivalents and investments of approximately $201.8 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In fiscal 2018, as a result of the TCJA, we recorded additional tax expense of $103.9 million from the tax on deemed repatriation of historical foreign earnings. This increased other accrued liabilities by $1.5 million, increased long-term income taxes payable by $24.1 million (payable over eight years beginning with the current fiscal year’s estimated taxes, which are due in fiscal year 2019), and reduced deferred tax assets, for the utilization of tax attributes, by $78.3 million. Correspondingly, future repatriation of cash held by our foreign subsidiaries will generally not be subject to U.S. federal tax if repatriated. In connection with the changes of the TCJA and review of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that historical foreign earnings would no longer be permanently reinvested.
Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. We maintain our cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the Federal Deposit Insurance Corporation (FDIC) insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. In addition, a significant portion of cash equivalents is concentrated in money market funds which are invested primarily in U.S. government treasuries. While we monitor daily the cash balances in our operating accounts and adjust the balances as appropriate, these balances could be affected if one or more of the financial institutions with which we deposit fails or is subject to other adverse conditions in the financial markets. As of April 1, 2018, we had not experienced any loss or lack of access to our invested cash or cash equivalents in our operating accounts.  However, we can provide no assurances that access to our invested cash and cash equivalents will not be affected by adverse conditions in the financial markets. See Part I, Item 1A - “Risk Factors: Global economic and geo-political conditions may adversely affect our business and results of operations.”
All of our short-term investments which are classified as available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and our intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although we believe the portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. We continually monitor the credit risk in our portfolio and future developments in the credit markets and make appropriate changes to our investment policy as deemed necessary. We did not record any other-than-temporary impairment charges related to our short-term investments in fiscal 2018, 2017 and 2016.

Contractual Obligations and Commercial Commitments
The following table summarizes our contractual arrangements as of April 1, 2018 and the expected timing and effects of these commitments on our liquidity and cash flow in future periods:

Contractual Obligations	Payments Due by Fiscal Year
		Less Than	1-3	3-5	More Than
(in thousands)	Total	1 Year	Years	Years	5 Years
0.875% Convertible Senior Notes due 2022 (1)	$389,838	$3,270	$6,541	$380,027	$—
Initial Term B Loan due 2024 (2)	255,157	11,727	23,157	22,763	197,510
Operating lease obligations	18,497	7,092	8,202	2,571	632
Capital lease obligations (3)	619	619	—	—	—
Other supplier obligations (4)	4,997	3,962	1,035	—	—
Tax obligations (5)	19,188	1,535	3,070	3,070	11,513
Total	$688,296	$28,205	$42,005	$408,431	$209,655

(1)	Represents the aggregate outstanding principal amount of $373.8 million and anticipated future interest payments of $16.0 million of the Convertible Notes. Refer to Note 18 for details.

(2)	Represents the aggregate outstanding principal amount of $198.0 million and anticipated future interest payments of $57.2 million of the Initial Term B Loan. Refer to Note 19 for details.

(3)	Represents the remaining liabilities of machinery and equipment that we account for as capital leases.

(4)	Represents payments due under various software design tool and technology license agreements.

(5)	Represents the future cash payments related to the transition tax that resulted from the enactment of the TCJA as described in “Note 20. Income Taxes” to our consolidated financial statements.
As of April 1, 2018, our net unrecognized tax benefits and related interest and penalties were $43.6 million, of which $9.4 million are classified as long-term liabilities and $36.2 million are netted against deferred tax assets. In addition, we have $16.3 million of amounts payable related to obligations under our deferred compensation plan, which are classified as long-term liabilities. At this time, we are unable to make a reasonably reliable estimate of the timing of payments, if any, in individual years due to uncertainties in the timing or outcomes of either actual or anticipated tax audits and the timing of employee departures.  As a result, these amounts are not included in the table above.
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
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least fiscal 2019. We may choose to investigate other financing alternatives; however, we cannot be certain that additional financing will be available on satisfactory terms.
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
As of April 1, 2018, we did not have any off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a) (4) (ii), other than the items discussed above and in "Note 16 - Commitments and Contingencies - Commitments" in Part II, Item 8 of this Annual Report on Form 10-K.
Recent Accounting Pronouncements
For further information, please see “Note 1 – Summary of Significant Accounting Policies” in Part II, Item 8 of this Annual Report on Form 10-K.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $222.0 million and $191.5 million as of April 1, 2018 and April 2, 2017, respectively. By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly-rated securities. As of April 1, 2018 and April 2, 2017, our cash and cash equivalents were concentrated in securities with same day liquidity and at the end of fiscal 2018, a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates will not have a material effect on the value of our investment portfolio as of April 1, 2018. We do not currently use derivative financial instruments in our investment portfolio.
As of April 1, 2018, we had an outstanding principal balance in our Initial Term B Loan of $198.0 million. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. As the applicable interest rate is based on a floating rate index, we are exposed to interest rate risk. A one hundred basis point change in the contractual interest rate would increase the interest expense for the next 12 months on our outstanding Initial Term B Loan by $2.0 million.
As of April 1, 2018 and April 2, 2017, we had outstanding debt of $373.8 million in the form of convertible notes. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow us to enter into foreign exchange contracts totaling approximately $32 million, all of which was available at April 1, 2018. As of April 1, 2018 and April 2, 2017, we had no material outstanding foreign exchange contracts.
A substantial majority of our sales is denominated in U.S. dollars. We therefore do not have material foreign currency risk associated with sale of products. We performed a sensitivity analysis for the fiscal year ended April 1, 2018 and April 2, 2017and determined that, without hedging the exposure, a 10% change in foreign currency exchange rates would result in an approximate 0.6% and 0.8% impact on our revenues (as a percentage of revenue). For the fiscal year ended April 1, 2018 and April 2, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.9% impact on gross profit margin percentage, as we operate manufacturing testing facilities in Malaysia and Germany. For the fiscal year ended April 1, 2018 and April 2, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.7% and 0.5% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.
Additionally, a relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. Fluctuations in these currencies relative to the United States dollar will result in transaction gains or losses included in net earnings. To date, foreign currency transaction gains or losses due to fluctuations in foreign currency exchange rates were not material.
We did not have any material currency exposure related to any outstanding capital purchases as of April 1, 2018 and April 2, 2017.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Integrated Device Technology, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Integrated Device Technology, Inc. and its subsidiaries as of April 1, 2018 and April 2, 2017 and the related consolidated statements of operations, comprehensive income (loss), cash flow, and stockholders’ equity for each of the three years in the period ended April 1, 2018, including the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of April 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 1, 2018 and April 2, 2017, and the results of their operations and their cash flows for each of the three years in the period ended April 1, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 1, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
San Jose, California
May 18, 2018

We have served as the Company’s auditor since 1992.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED BALANCE SHEETS

(in thousands)	April 1, 2018	April 2, 2017
Assets
Current assets:
Cash and cash equivalents	$136,873	$214,554
Short-term investments	222,026	191,492
Accounts receivable, net	108,779	89,312
Inventories	68,702	52,288
Prepayments and other current assets	12,734	13,054
Total current assets	549,114	560,700
Property, plant and equipment, net	86,845	80,961
Goodwill	420,117	306,925
Intangible assets, net	180,781	108,818
Deferred tax assets	11,764	85,831
Other assets	61,910	40,399
Total assets	$1,310,531	$1,183,634
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$41,070	$42,020
Accrued compensation and related expenses	44,002	26,624
Deferred income on shipments to distributors	—	1,985
Current portion of bank loan	2,000	—
Other accrued liabilities	26,524	20,205
Total current liabilities	113,596	90,834
Deferred tax liabilities	10,221	13,835
Long-term income tax payable	25,034	867
Convertible notes	299,551	285,541
Long-term bank loan, net	191,073	—
Other long-term liabilities	25,684	18,894
Total liabilities	665,159	409,971
Commitments and contingencies (Note 16)
Stockholders' equity:
Preferred stock: $.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $.001 par value: 350,000 shares authorized; 129,531 and 133,175 outstanding as of April 1, 2018 and April 2, 2017, respectively	130	133
Additional paid-in capital	2,752,784	2,685,649
Treasury stock at cost: 128,518 and 121,982 shares as of April 1, 2018 and April 2, 2017, respectively	(1,801,624)	(1,616,315)
Accumulated deficit	(301,155)	(289,019)
Accumulated other comprehensive loss	(4,763)	(6,785)
Total stockholders' equity	645,372	773,663
Total liabilities and stockholders' equity	$1,310,531	$1,183,634

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended
(in thousands, except per share data)	April 1, 2018	April 2, 2017	April 3, 2016
Revenues	$842,764	$728,243	$697,376
Cost of revenues	360,479	307,605	275,722
Gross profit	482,285	420,638	421,654
Operating expenses:
Research and development	202,721	165,104	148,507
Selling, general and administrative	168,648	145,193	136,508
Total operating expenses	371,369	310,297	285,015
Operating income	110,916	110,341	136,639
Interest expense	(27,352)	(16,878)	(7,043)
Interest income and other, net	8,608	5,822	4,268
Income before income taxes from continuing operations	92,172	99,285	133,864
Benefit from (provision for) income taxes	(104,308)	9,899	61,435
Net income (loss) from continuing operations	(12,136)	109,184	195,299

Discontinued operations:
Gain from divestiture before income taxes	—	1,385	—
Loss from discontinued operations before income taxes	—	—	(547)
Income tax expense	—	87	15
Net income (loss) from discontinued operations	—	1,298	(562)

Net income (loss)	$(12,136)	$110,482	$194,737

Basic net income (loss) per share – continuing operations	$(0.09)	$0.82	$1.37
Basic net income per share – discontinued operations	—	0.01	—
Basic net income (loss) per share	$(0.09)	$0.83	$1.37

Diluted net income (loss) per share – continuing operations	$(0.09)	$0.79	$1.32
Diluted net income per share – discontinued operations	—	0.01	—
Diluted net income (loss) per share	$(0.09)	$0.80	$1.32

Weighted average shares:
Basic	132,651	133,817	142,783
Diluted	132,651	137,440	147,652

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Net income (loss)	$(12,136)	$110,482	$194,737
Other comprehensive income (loss), net of tax:
Currency translation adjustments, net of tax	3,892	(2,042)	(280)
Change in net unrealized loss on investments, net of tax	(1,870)	(1,029)	(638)
Change in unrealized loss on post-employment and post-retirement benefit plans, net of tax	—	—	(615)
Total other comprehensive income (loss)	2,022	(3,071)	(1,533)
Comprehensive income (loss)	$(10,114)	$107,411	$193,204

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Cash flows from operating activities:
Net income (loss)	$(12,136)	$110,482	$194,737
Adjustments:
Depreciation	28,461	20,830	18,346
Amortization of intangible assets	46,726	23,653	15,354
Amortization of debt issuance cost and debt discount	14,831	13,320	5,354
Asset impairments	2,016	2,180	—
Gain on sale of property, plant and equipment	—	—	(325)
Net gain from divestitures	—	(675)	—
Stock-based compensation expense, net of amounts capitalized in inventory	50,783	39,869	34,125
Deferred income tax	68,907	(10,587)	(67,277)
Excess tax benefit from stock-based payment arrangements	—	—	(4,475)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(4,660)	(16,647)	(1,640)
Inventories	2,103	861	11,719
Prepayments and other assets	4,665	500	2,705
Accounts payable	(6,229)	3,934	6,527
Accrued compensation and related expenses	14,224	(18,895)	(13,312)
Deferred income on shipments to distributors	(1,985)	(5,021)	(8,688)
Income taxes payable and receivable	28,856	231	4,463
Other accrued liabilities and long-term liabilities	(4,386)	4,939	(5,011)
Net cash provided by operating activities	232,176	168,974	192,602
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(237,716)	(1,528)	(279,138)
Asset acquisition	(12,956)	—	—
Cash in escrow related to acquisitions	—	—	2,700
Proceeds from divestitures	—	231	—
Purchases of property, plant and equipment, net	(32,600)	(27,055)	(16,286)
Purchases of intangible assets	(3,581)	(4,896)	(10,800)
Investment in convertible note	—	(1,955)	—
Purchases of non-marketable equity securities	(12,841)	(1,245)	(6,020)
Purchases of short-term investments	(244,977)	(303,722)	(364,029)
Proceeds from sales of short-term investments	149,878	224,028	551,289
Proceeds from maturities of short-term investments	63,472	37,679	96,771
Net cash used in investing activities	(331,321)	(78,463)	(25,513)
Cash flows from financing activities:
Proceeds from issuance of common stock	12,800	17,508	19,722
Repurchases of common stock	(185,309)	(93,507)	(422,262)
Proceeds from issuance of senior convertible notes, net of issuance costs	—	—	363,445
Purchase of convertible note hedge	—	—	(94,185)
Proceeds from issuance of warrants	—	—	56,847
Payment of capital lease obligations	(1,269)	(1,507)	(221)
Proceeds of Initial Term B Loan, net of discount and issuance costs	194,252	—	—

Payment of Initial Term B Loan principal	(2,000)	—	—
Repayment of loans	—	—	(9,437)
Excess tax benefit from stock-based payment arrangements	—	—	4,475
Net cash provided by (used in) financing activities	18,474	(77,506)	(81,616)
Effect of exchange rates on cash and cash equivalents	2,990	(1,682)	813
Net increase (decrease) in cash and cash equivalents	(77,681)	11,323	86,286
Cash and cash equivalents at beginning of period	214,554	203,231	116,945
Cash and cash equivalents at end of period	$136,873	$214,554	$203,231
Supplemental disclosure of cash flow information
Cash paid for:
Interest	$11,871	$3,370	$67
Fees on prepayment of loans	$—	$—	$259
Income taxes, net of refunds	$2,856	$1,098	$996
Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$2,007	$2,616	$1,389
Additions to intangible assets included in accounts payable, other accrued liabilities and other long-term liabilities	$1,961	$—	$600
Conversion of investment in convertible notes to ordinary shares of stock	$—	$(1,955)	$(2,020)
Contingent consideration in connection with the asset acquisition included in other accrued liabilities and other long-term liabilities	$4,080	$—	$—
Fair value of partially vested employee equity awards related to pre-combination services that were assumed as part of the business acquisition	$3,400	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock and Additional Paid-In Capital		Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Stockholders' Equity
(in thousands)	Shares	Dollars
Balance as of March 29, 2015	148,414	$2,511,016	$(1,100,546)	$(620,035)	$(2,181)	$788,254
Net income	—	—	—	194,737	—	194,737
Other comprehensive loss	—	—	—	—	(1,533)	(1,533)
Issuance of common stock	3,342	19,722	—	—	—	19,722
Repurchase of common stock	(17,871)	—	(422,262)	—	—	(422,262)
Equity component of senior convertible notes, net of issuance costs	—	96,578	—	—	—	96,578
Purchases of convertible note hedge	—	(94,185)	—	—	—	(94,185)
Proceeds from issuance of warrants	—	56,847	—	—	—	56,847
Excess tax benefit from stock option	—	4,475	—	—	—	4,475
Stock-based compensation expense	—	34,062	—	—	—	34,062
Balance as of April 3, 2016	133,885	2,628,515	(1,522,808)	(425,298)	(3,714)	676,695
Net income	—	—	—	110,482	—	110,482
Other comprehensive loss	—	—	—	—	(3,071)	(3,071)
Issuance of common stock	3,552	17,508	—	—	—	17,508
Repurchase of common stock	(4,262)	—	(93,507)	—	—	(93,507)
Stock-based compensation expense	—	39,759	—	—	—	39,759
Cumulative-effect adjustment from adoption of ASU No. 2016-09	—	—	—	25,797	—	25,797
Balance as of April 2, 2017	133,175	2,685,782	(1,616,315)	(289,019)	(6,785)	773,663
Net loss	—	—	—	(12,136)	—	(12,136)
Other comprehensive income	—	—	—	—	2,022	2,022
Issuance of common stock	2,892	12,800				12,800
Repurchase of common stock	(6,536)	—	(185,309)	—	—	(185,309)
Fair value of unvested equity awards of GigPeak related to pre-combination services		3,400				3,400
Stock-based compensation expense	—	50,932	—	—	—	50,932
Balance as of April 1, 2018	129,531	$2,752,914	$(1,801,624)	$(301,155)	$(4,763)	$645,372

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
Basis of Presentation. The Company's fiscal year is the 52 or 53 week period ending on the Sunday nearest to March 31. Fiscal 2018 included 52 weeks and ended on April 1, 2018. Fiscal 2017 included 52 weeks and ended on April 2, 2017 and fiscal 2016 included 53 weeks and ended on April 3, 2016.
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
Inventories. Inventories are recorded at the lower of standard cost (which approximates actual cost on a first-in, first-out basis) or net realizable value. Inventory held at consignment locations is included in finished goods inventory as the Company retains full title and rights to the product.  Inventory valuation includes provisions for excess and obsolete inventory based on management’s forecasts of demand over specific future time horizons and reserves to value the Company's inventory at the lower of cost or net realizable value which rely on forecasts of average selling prices (ASPs) in future periods.
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
As of April 1, 2018, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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

On December 22, 2017, the TCJA was enacted into law. The TCJA provides for numerous significant tax law changes and modifications including, among other things, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and creating a new limitation on deductible interest expense. Certain provisions of the TCJA began to impact the Company in fiscal year 2018, while other provisions will impact the Company beginning in fiscal year 2019.
The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of December 31, 2017, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time repatriation tax recording provisional charges as a component of income tax expense from continuing operations.
As of April 1, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for income taxes is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.
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
Distributors have rights to price protection, ship from stock pricing credits and stock rotation. When the Company was unable to estimate these credits, the Company deferred revenue and related cost of revenues on sales to these distributors until the product was sold through by the distributor to an end-customer. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, as of the end of fiscal 2018, distribution revenue is recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. The determination of the amount of reserves to be recorded requires that the Company makes estimates. The Company utilizes historical experience and market trends to estimate the reserves. Historically, differences between actual and estimated credits have not been material.
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
Translation of Foreign Currencies. For subsidiaries in which the functional currency is the local currency, gains and losses resulting from translation of foreign currency financial statements into U.S. dollars are recorded as a component of accumulated other comprehensive income (loss). For subsidiaries where the functional currency is the U.S. dollar, gains and losses resulting from the process of remeasuring foreign currency financial statements into U.S. dollars are included in interest income and other, net. The net foreign currency remeasurement gains were approximately $4.5 million, $0.5 million and $0.3 million for fiscal 2018, 2017 and 2016, respectively.
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
The Company sells to OEMs, distributors and EMSs primarily in the U.S., Europe and APAC. The Company monitors the financial condition of its major customers, including performing credit evaluations of those accounts which management considers to be high risk, and generally does not require collateral from its customers. When deemed necessary, the Company may limit the credit extended to certain customers. The Company’s relationship with the customer, and the customer’s past and current payment experience, are also factored into the evaluation in instances in which limited financial information is available. The Company maintains an allowance for doubtful accounts for probable credit losses, including reserves based upon a percentage of total receivables. When the Company becomes aware that a specific customer may default on its financial obligation, a specific amount, which takes into account the level of risk and the customer’s outstanding accounts receivable balance, is reserved. These reserved amounts are classified within selling, general and administrative expenses. Write-offs of accounts receivable balances were not material in each of the three fiscal years presented.
Sales through a distributor, Uniquest, represented approximately 10%, 11%, and 16% of the Company's revenues in fiscal 2018, 2017 and 2016, respectively. Sales through a distributor, Avnet and its affiliates, represented approximately 15%, 10% and 15% of the Company’s revenues in fiscal 2018, 2017 and 2016, respectively. Macnica and its affiliates represented approximately 10% of the Company’s revenues in fiscal 2018. As of April 1, 2018, one distributor represented approximately 15% of the Company's accounts receivable. As of April 2, 2017, two distributors represented approximately 11% and 10%, respectively, of the Company's accounts receivable. SK Hynix and its affiliates, which is a direct OEM customer, accounted for 12% of our revenues in fiscal 2016. No other distributor or single direct or consignment customer represented 10% or more of our total revenues in fiscal 2018, 2017 and 2016.
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
Accounting Pronouncements Not Yet Effective for Fiscal 2018
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for periods beginning after December 15, 2018.  Early adoption is permitted. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.
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
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The new standard will be effective for the Company starting in the first quarter of fiscal 2019. Early adoption is permitted. Upon adoption, companies must apply a modified retrospective transition approach through a cumulative-effect adjustment to retained earnings or accumulated deficit as of the beginning of the period of adoption. As of April 1, 2018, the Company has a deferred tax charge of $13.7 million recorded in prepayments and other current assets and other assets, which represents the tax expense that was deferred in accordance with current GAAP. At adoption, the Company will recognize the unamortized portion of the deferred tax charge through a cumulative-effect adjustment to accumulated deficit. Additionally, a deferred tax asset will be recognized, through a cumulative-effect adjustment to accumulated deficit, for the unamortized tax basis in the assets, which as of April 1, 2018 would have been $0.5 million.

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
In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create a right-of-use asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. There are additional optional practical expedients that an entity may elect to apply. The Company currently plans to adopt the new standard effective the first quarter of fiscal 2020 and expects to elect certain available transitional practical expedients. The Company is currently assessing the impact that the new standard will have on its consolidated financial statements, which will consist primarily of a balance sheet gross up of right-of-use assets and lease liabilities on the Consolidated Balance Sheets upon adoption, which will increase the Company's total assets and liabilities.
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
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The standard permits the use of either the retrospective or cumulative effect transition method. The FASB also decided to allow early adoption of the standard, but not before the original effective date of December 15, 2016. In March, April and May 2016, the FASB issued additional updates to the new revenue standard relating to reporting revenue on a gross versus net basis, identifying performance obligations and licensing arrangements, and narrow-scope improvements and practical expedients, respectively. The new standard will be effective for the Company beginning April 2, 2018. The Company has elected to use the modified retrospective method as its transition method in adoption of the new revenue standard. Under this transition method, the Company elects to apply this new guidance only to contracts that are not completed at the adoption date. As of end of fiscal 2018, the Company's revenues on sales to all distributors are recognized upon shipment, with reserves recorded for the estimated return and pricing adjustment exposures. Because of this, the Company expects the new standard to have an insignificant impact on the timing of recognition of revenue from distributors. Additionally, the Company currently recognizes revenue from per-unit royalty-based IP licenses in the period the licensee reports its sales, which for the most customers is shortly after the period in which the sales occurred. Hence, the Company is reliably able to estimate the royalty revenues for any given period and does not expect any significant impact due to adoption of the new revenue recognition standard. The Company expects other revenue streams to remain substantially unchanged and along with IP royalty revenues, insignificant in the aggregate. The Company also elects to exclude amounts collected from customers for all sales taxes from the transaction price, which is consistent with its current process. As part of the Company's assessment and implementation plan, the Company is implementing changes to its policies and procedures, enhancing controls and disclosures to support the new standard.

Note 2. Net Income (Loss) Per Share From Continuing Operations
Basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options and restricted stock units. For purposes of computing diluted net income per share, weighted-average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method. Diluted net loss per common share is computed using the weighted-average common shares outstanding. This computation excludes all dilutive potential common shares when the Company is in a net loss position as their inclusion would be anti-dilutive.
The following table sets forth the computation of basic and diluted net income (loss) per share from continuing operations:

	Fiscal Year Ended
(in thousands, except per share amounts)	April 1, 2018	April 2, 2017	April 3, 2016
Numerator (basic and diluted):
Net income (loss) from continuing operations	$(12,136)	$109,184	$195,299
Denominator:
Weighted average common shares outstanding, basic	132,651	133,817	142,783
Dilutive effect of employee stock options, restricted stock units and performance stock units	—	3,623	4,869
Weighted average common shares outstanding, diluted	132,651	137,440	147,652
Basic net income (loss) per share from continuing operations	$(0.09)	$0.82	$1.37
Diluted net income (loss) per share from continuing operations	$(0.09)	$0.79	$1.32
Potential dilutive common shares of 3.5 million, 0.5 million and 0.4 million pertaining to employee stock options, restricted stock and performance stock units were excluded from the calculation of diluted earnings (loss) per share for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016, respectively, because the effect would have been anti-dilutive.
The denominator for diluted net income (loss) per share for the fiscal 2018, 2017 and 2016 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income (loss) per share unless the average price of our common stock, as calculated under the terms of the Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income (loss) per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.

The denominator for diluted net income (loss) per share for fiscal 2018, 2017 and 2016 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income (loss) per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 18 for further discussion regarding the Convertible Notes.
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

Business Combination
GigPeak, Inc.
On April 4, 2017, the Company completed its purchase all of the outstanding shares of GigPeak, Inc, a publicly held company mainly operating in the United States, for approximately $250.1 million (the "Acquisition"). GigPeak was a global supplier of semiconductor integrated circuits and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. The Company funded the Acquisition from its available cash on hand and net proceeds from borrowings under its credit facility entered into on April 4, 2017 with JP Morgan Chase Bank, N.A., as administrative agent, and the various lenders signatory thereto (the "Credit Agreement"). The Credit Agreement provides for a $200 million term loan facility (the "Initial Term B Loan"). Refer to Note 19 for details.
Total consideration consisted of the following:

(in thousands)
Cash paid to GigPeak shareholders	$246,717
Fair value of partially vested employee equity awards related to pre-combination services	3,400
Total purchase price	250,117
Less: cash acquired	(9,001)
Total purchase price, net of cash acquired	$241,116
In connection with the Acquisition, the Company assumed unvested restricted stock units ("RSUs") originally granted by GigPeak and converted them into IDT RSUs. IDT included $3.4 million, representing the portion of the fair value of the assumed GigPeak unvested equity awards associated with service rendered through the date of the Acquisition, as a component of the total estimated acquisition consideration. As of April 4, 2017, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was also $3.4 million, which is expected to be recognized over the remaining weighted average service period of 2.6 years. See Note 9 for details.
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
The fair value of accounts receivable, other current assets, accounts payable, and other accrued liabilities were generally determined using historical carrying values given the short-term nature of these assets and liabilities. The fair values for acquired inventory, property, plant and equipment and intangible assets were determined with the assistance of a third-party valuation using discounted cash flow analysis, and estimate made by management. The fair values of certain other assets and liabilities were determined internally using historical carrying values and estimates made by management. In fiscal 2018, the Company obtained additional information in regards to inventory, deferred tax assets, accounts receivable and assumed liabilities and recorded purchase accounting adjustments which were not considered to be material.
The financial results of the GigPeak business have been included in the Company’s Consolidated Statements of Operations from April 4, 2017, the closing date of the acquisition. The Company's results of operations include $47.0 million of net revenues attributable to GigPeak for fiscal year 2018. The Company incurred approximately $2.2 million of acquisition related costs for the first quarter of fiscal 2018 which were included in Selling, General and Administrative Expenses in the Consolidated Statements of Operations. Goodwill is primarily attributable to the assembled workforce of GigPeak, anticipated synergies and economies of scale expected from the operations of the combined company.

The Company's purchase price allocation with immaterial adjustments made through April 1, 2018 is as follows:

(in thousands)	Estimated Fair Value
Cash and cash equivalents	$9,001
Accounts receivable	14,806
Inventories	18,399
Prepayments and other current assets	2,641
Property, plant and equipment	2,434
Goodwill	113,192
Intangible assets	97,860
Deferred tax assets	7,610
Other assets	1,501
Accounts payable	(5,753)
Accrued compensation and related expenses	(3,279)
Other accrued liabilities	(3,538)
Long-term income tax payable	(1,253)
Other long-term liabilities	(3,504)
Total purchase price	$250,117
A summary of the estimated fair value of the intangible assets, net acquired and their estimated useful lives is as follows:

(in thousands)	Estimated Fair Value	Estimated Useful Life (in years)
Developed technology	$56,000	5 years
Customer contracts and related relationships	28,900	5 years
Order backlog	200	1 year
Software licenses	2,560	less than a year
In-process research and development ("IPR&D")	10,200
Total	$97,860
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

Developed technology consists of GigPeak's products that have reached technological feasibility. The Company valued the developed technology utilizing a multi-period excess earnings ("MPEE") method, which uses the discounted future earnings specifically attributed to this intangible asset that is in excess of returns for other assets that contributed to those earnings. The economic useful life was determined based on the technology cycle related to the products and its expected contribution to forecasted revenue. The Company utilized a discount rate of 16% in estimating the fair value of the developed technology.
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
IPR&D represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. IPR&D consisted of various projects. As of the acquisition date, the estimated remaining costs to complete and the estimated fair value of the IPR&D projects were approximately $7.5 million and $10.2 million, respectively. The IPR&D projects will either be amortized or impaired depending upon whether the project is completed or abandoned. The fair value of IPR&D was determined using the MPEE method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 17% was used to discount the cash flows to the present value. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. Upon completion, each IPR&D project will be amortized over its estimated useful life. During fiscal 2018, $1.2 million of purchased IPR&D projects from GigPeak acquisition reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. In addition, during fiscal 2018, the Company recognized a total of $2.0 million impairment charge related to certain IPR&D projects, which was recorded in Research and Development Expense in the Consolidated Statements of Operations. The Company expects to complete the remaining projects during fiscal 2019. Refer to Note 14 for additional information.
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

	Fiscal Year Ended
(Unaudited in thousands, except per share data)	April 1, 2018	April 2, 2017
Revenues	$842,764	$790,319
Net income (loss)	$(961)	$83,873
Basic net income (loss) per share - continuing operations	$(0.01)	$0.63
Diluted net income (loss) per share - continuing operations	$(0.01)	$0.61
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
The total cash consideration paid includes a Euro-equivalent of $20.0 million which was maintained in an escrow account and was subsequently released to the selling shareholders in December 2017 upon meeting of certain conditions in accordance with the escrow agreement.
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

Pro Forma Financial Information (unaudited):
The following unaudited pro forma financial information present combined results of operations for fiscal 2016 as if ZMDI had been acquired as of the beginning of fiscal year 2015. The pro forma financial information includes the business combination effect of the amortization charges from acquired intangible assets, the amortization of fair market value inventory write-up and acquisition-related costs. The pro forma data are for informational purposes only and are not necessarily indicative of the consolidated results of operations of the combined business had the acquisition actually occurred at the beginning of fiscal year 2015 or of the results of future operations of the combined business. Consequently, actual results will differ from the unaudited pro forma information presented below:

	Fiscal Year Ended
(Unaudited in thousands, except per share data)	April 3, 2016	March 29, 2015
Revenues	$760,232	$650,815
Net income	$202,213	$67,690
Basic net income per share - continuing operations	$1.42	$0.46
Diluted net income per share - continuing operations	$1.37	$0.44
Note 4. Discontinued Operations
High-Speed Converter (“HSC”) Business
On April 27, 2015, the Company completed the sale of the remaining HSC business to eSilicon for $1.5 million. In the third quarter of fiscal 2017, the Company collected the receivable of $1.5 million and recognized gain from discontinued operations of $1.4 million, which represents the excess of the sale price of $1.5 million over the carrying value of assets sold of $0.1 million.

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
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 1, 2018:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$60,272	$—	$60,272
Money market funds	48,847	—	48,847
Asset-backed securities	—	16,687	16,687
Corporate bonds	—	109,605	109,605
International government bonds	—	2,638	2,638
Corporate commercial paper	—	9,034	9,034
Bank deposits	—	45,080	45,080
Repurchase agreements	—	142	142
Total assets measured at fair value	$109,119	$183,186	$292,305

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 2, 2017:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets:
Cash equivalents and short-term investments:
U.S. government treasuries and agencies securities	$61,556	$—	$61,556
Money market funds	140,425	—	140,425
Asset-backed securities	—	13,847	13,847
Corporate bonds	—	96,376	96,376
International government bonds	—	5,410	5,410
Corporate commercial paper	—	4,898	4,898
Bank deposits	—	12,305	12,305
Repurchase agreements	—	173	173
Total assets measured at fair value	$201,981	$133,009	$334,990
The deferred compensation plan assets of $16.9 million and $16.0 million as of April 1, 2018 and April 2, 2017, respectively, are carried on the Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 17 for additional information on the Employee Benefit Plans.
The Convertible Notes are carried on the Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance costs. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $422.0 million and $376.9 million as of April 1, 2018 and April 2, 2017, respectively, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 18 for additional information on the Convertible Notes.
As of April 1, 2018, the fair value of the Initial Term B Loan was $199.6 million. The Company classified the Initial Term B Loan as Level 2 fair value measurement hierarchy as the debt is not actively traded and has variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 19 for additional information on Term B loan.
U.S. government treasuries and U.S. government agency securities as of April 1, 2018 and April 2, 2017 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. There were no transfers into or out of Level 1 or Level 2 financial assets during fiscal 2018 and 2017.
In connection with the acquisition of Synkera in fiscal 2017, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $1.3 million as of both April 1, 2018 and April 2, 2017.
As a result of the acquisition of SpectraBeam in fiscal 2018, a liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the asset acquisition in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $4.1 million as of April 1, 2018.

Cash equivalents are highly liquid investments with original maturities of three months or less at the time of purchase. The Company maintains its cash and cash equivalents with reputable major financial institutions. Deposits with these banks may exceed the FDIC insurance limits or similar limits in foreign jurisdictions. These deposits typically may be redeemed upon demand and, therefore, bear minimal risk. While the Company monitors daily the cash balances in its operating accounts and adjusts the balances as appropriate, these balances could be affected if one or more of the financial institutions with which the Company deposits fails or is subject to other adverse conditions in the financial markets. As of April 1, 2018, the Company has not experienced any losses in its operating accounts.
All of the Company’s available-for-sale investments are subject to a periodic impairment review. Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. This determination requires significant judgment. For publicly traded investments, impairment is determined based upon the specific facts and circumstances present at the time, including a review of the closing price over the length of time, general market conditions and the Company’s intent and ability to hold the investment for a period of time sufficient to allow for recovery. Although the Company believes its portfolio continues to be comprised of sound investments due to high credit ratings and government guarantees of the underlying investments, a further decline in the capital and financial markets would adversely impact the market values of its investments and their liquidity. The Company continually monitors the credit risk in its portfolio and future developments in the credit markets and makes appropriate changes to its investment policy as deemed necessary. The Company did not record any impairment charges related to its available-for-sale investments in fiscal 2018, 2017 and 2016.
Note 7. Investments
Available-for-Sale Securities
The amortized cost and fair value of available-for-sale investments as of April 1, 2018 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$61,166	$—	$(894)	$60,272
Money market funds	48,847	—	—	48,847
Asset-backed securities	16,797	—	(110)	16,687
Corporate bonds	111,266	43	(1,704)	109,605
International government bonds	2,650	—	(12)	2,638
Corporate commercial paper	9,034	—	—	9,034
Bank deposits	45,080	—	—	45,080
Repurchase agreements	142	—	—	142
Total available-for-sale investments	294,982	43	(2,720)	292,305
Less amounts classified as cash equivalents	(70,279)	—	—	(70,279)
Short-term investments	$224,703	$43	$(2,720)	$222,026

The amortized cost and fair value of available-for-sale investments as of April 2, 2017 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$62,048	$16	$(508)	$61,556
Money market funds	140,425	—	—	140,425
Asset-backed securities	13,865	5	(23)	13,847
Corporate bonds	96,660	42	(326)	96,376
International government bonds	5,423	2	(15)	5,410
Corporate commercial paper	4,898	—	—	4,898
Bank deposits	12,305	—	—	12,305
Repurchase agreements	173	—	—	173
Total available-for-sale investments	335,797	65	(872)	334,990
Less amounts classified as cash equivalents	(143,498)	—	—	(143,498)
Short-term investments	$192,299	$65	$(872)	$191,492
The cost and estimated fair value of available-for-sale debt securities as of April 1, 2018, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$119,172	$119,056
Due in 1-2 years	111,814	110,226
Due in 2-5 years	63,996	63,023
Total investments in available-for-sale debt securities	$294,982	$292,305
The cost and estimated fair value of available-for-sale debt securities as of April 2, 2017, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$188,008	$187,984
Due in 1-2 years	46,089	45,995
Due in 2-5 years	101,700	101,011
Total investments in available-for-sale debt securities	$335,797	$334,990
The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 1, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$78,726	$(1,324)	$23,286	$(380)	$102,012	$(1,704)
U.S. government treasuries and agencies securities	25,352	(221)	34,920	(673)	60,272	(894)
Asset-backed securities	14,147	(90)	2,540	(20)	16,687	(110)
International government bonds	—	—	2,638	(12)	2,638	(12)
Total	$118,225	$(1,635)	$63,384	$(1,085)	$181,609	$(2,720)

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
Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments. As of April 1, 2018, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments. Because the Company has the ability to hold these investments until a recovery of fair value, which may be maturity, the Company did not consider these investments to be other-than-temporarily impaired as of April 1, 2018 or April 2, 2017.
Non-marketable Equity Securities
As of April 1, 2018 and April 2, 2017, the Company holds capital stock of privately-held companies with total amount of $27.3 million and $13.2 million, respectively. During fiscal 2018, the Company purchased common stock of privately-held companies for $14.1 million. These investments in stocks (included in Other Assets on the Consolidated Balance Sheet) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity.
The Company did not record any impairment charge for these investments in fiscal 2018, 2017 and 2016.
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

2008 GigPeak Equity Incentive Plan (2008 Plan)
On April 4, 2017, as a result of the acquisition of GigPeak, the Company assumed the 2008 Plan, including outstanding and unvested RSUs of GigPeak that converted into the Company's RSUs covering 0.3 million shares of IDT's common stock and GigPeak shares reserved for future issuance under the 2008 Plan which converted into 0.5 million shares of IDT's common stock reserved for issuance under the 2008 Plan. On September 26, 2017, the Company's stockholders approved the amended and restated 2004 Plan, which determined that no shares will be available for future grant under the 2008 Plan.
2004 Equity Plan (2004 Plan)
In September 2004, the Company’s stockholders approved the 2004 Plan.  On July 21, 2010, the Board of Directors of the Company approved an amendment to the Company’s 2004 Plan to increase the number of shares of common stock reserved for issuance thereunder from 28.5 million shares to 36.8 million shares (an increase of 8.3 million shares), provided, however, that the aggregate number of common shares available for issuance under the 2004 Plan is reduced by 1.74 shares for each common share delivered in settlement of any full value award, which are awards other than stock options and stock appreciation rights, that are granted under the 2004 Plan on or after September 23, 2010. On September 23, 2010, the stockholders of the Company approved the proposed amendment described above, which also includes certain other changes to the 2004 Plan, including an extension of the term of the 2004 Plan. Options granted by the Company under the 2004 Plan generally expire seven years from the date of grant and generally vest over a four-year period from the date of grant, with one-quarter of the shares of common stock vesting on the 1 year anniversary of the grant date and the remaining shares vesting monthly for the 36 months thereafter. The exercise price of the options granted by the Company under the 2004 Plan shall not be less than 100% of the fair market value for a common share subject to such option on the date the option is granted. Full value awards made under the 2004 Plan shall become vested over a period of not less than 3 years (or, if vesting is performance-based, over a period of not less than one year) following the date such award is made; provided, however, that full value awards that result in the issuance of an aggregate of up to 5% of common stock available under the 2004 Plan may be granted to any one or more participants without respect to such minimum vesting provisions. As of April 1, 2018, there were 6.0 million shares available for future grant under the 2004 Plan.
Compensation Expense
The following table summarizes stock-based compensation expense by line items appearing in the Company’s Consolidated Statement of Operations:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Cost of revenue	$3,016	$2,929	$2,707
Research and development	24,262	16,068	15,268
Selling, general and administrative	23,505	20,872	16,182
Discontinued operations	—	—	(32)
Total stock-based compensation expense	$50,783	$39,869	$34,125
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

	Fiscal Year Ended
	April 1, 2018	April 2, 2017	April 3, 2016
Stock options:
Expected term (in years)	*	4.00	4.00
Risk-free interest rate	*	1.35%	1.20%
Volatility	*	40.5%	42.6%
Weighted-average grant-date fair value	*	$8.39	$7.55
ESPP:
Expected term (in years)	0.25	0.25	0.25
Risk-free interest rate	1.05%	0.32%	0.06%
Volatility	34.0%	36.9%	42.1%
Weighted-average grant-date fair value	$5.76	$4.87	$5.05
* No stock options issued in fiscal 2018.
The following is a summary of the Company's stock option activity and related weighted average exercise prices for each category:

	Fiscal 2018
(shares in thousands)	Shares	Weighted-Average Exercise Price
Beginning stock options outstanding	1,374	$13.01
Granted	—	—
Exercised (1)	(437)	9.77
Canceled	(17)	23.58
Ending stock options outstanding	920	$14.35
Ending stock options exercisable	806	$13.36

(1)	Upon exercise, the Company issues new shares of common stock.

The following is a summary of information about stock options outstanding as of April 1, 2018:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable (in thousands)	Weighted-Average Exercise Price
5.31 - 7.13	95	1.10	$5.83	95	$5.83
7.67 - 7.67	50	2.12	7.67	50	7.67
8.49 - 8.49	20	0.12	8.49	20	8.49
11.13 - 11.13	10	3.04	11.13	10	11.13
11.79 - 11.79	320	2.88	11.79	320	11.79
12.16 - 12.16	113	3.12	12.16	105	12.16
18.55 - 18.55	7	4.08	18.55	5	18.55
20.56 - 20.56	3	3.88	20.56	3	20.56
21.95 - 21.95	290	4.06	21.95	194	21.95
25.16 - 25.16	12	5.79	25.16	4	25.16
	920	3.04	$14.35	806	$13.36
As of April 1, 2018, the weighted-average remaining contractual life of stock options outstanding was 3.0 years and the aggregate intrinsic value was $14.9 million.  The weighted-average remaining contractual life of stock options exercisable was 2.9 years and the aggregate intrinsic value was $13.9 million. Unrecognized compensation cost related to non-vested stock options, net of estimated forfeitures, was $0.2 million and will be recognized over a weighted-average period of 0.6 years.
As of April 1, 2018, stock options vested and expected to vest totaled approximately 0.9 million with a weighted-average exercise price of $14.28 and a weighted-average remaining contractual life of 3.0 years. The aggregate intrinsic value as of April 1, 2018 was approximately $14.8 million.
Restricted Stock Units (RSUs)
RSUs granted by the Company under the 2004 Plan generally vest over a four-year period from the grant date with one-fourth of RSUs vesting on each one-year anniversary. As of April 1, 2018, 4.0 million and 0.5 million RSU awards were outstanding under the 2004 Plan and the 2008 Plan, respectively.
The following table summarizes the Company’s RSU activity and related weighted-average exercise prices for each category:

	Fiscal 2018
(shares in thousands)	Shares	Weighted-Average Grant Date Fair Value Per Share
Beginning RSUs outstanding	3,840	$18.88
Granted	2,765	24.47
Released	(1,533)	17.53
Forfeited	(593)	21.71
Ending RSUs outstanding	4,479	$22.42
As of April 1, 2018, RSUs expected to vest totaled approximately 3.9 million with a weighted-average remaining contract life of 1.17 years.  The aggregate intrinsic value was approximately $119.6 million.

As of April 1, 2018, the unrecognized compensation cost related to RSUs granted under the Company’s equity incentive plan was approximately $36.0 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 1.29 years.
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
Market-Based Stock Units
In May 2017, under the 2004 Plan, the Company granted approximately 0.3 million shares of RSUs with both market-based and performance-based conditions to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return, with a revenue growth multiplier, over the performance period of 3 years. The earned stock units will vest in three equal installments, with the first installment vested to occur on May 15, 2018, the second to occur on May 15, 2019, and the third to occur on May 15, 2020.
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
In June 2015, under the 2004 Plan, the Company granted approximately 0.2 million shares of RSUs with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units will vest in two equal installments: the first installment vested on June 15, 2017, and the second will vest on June 15, 2018.
In June 2014, under the 2004 Plan, the Company granted approximately 0.5 million shares of RSUs with a market-based condition to a group of executive-level employees. These equity awards vest and convert into shares of the Company’s common stock based on the achievement of the Company’s relative total shareholder return over the performance period of 2 years. The earned market-based stock units vested in two equal installments: the first installment vested on June 15, 2016, and the second vested on June 15, 2017.
The fair value of each market-based stock unit award was estimated on the date of grant using a Monte Carlo simulation model that uses the assumptions noted in the table below. The Company uses historical data to estimate employee termination within the valuation model. The expected term in years was derived from the output of the valuation model and represents the period of time that RSUs granted are expected to be outstanding.
The following weighted average assumptions were used to calculate the fair value of the market-based equity award using a Monte Carlo simulation model:

	May 15, 2017	June 15, 2016	June 15, 2015	June 15, 2014
Estimated fair value	$27.65	$28.01	$33.08	$21.00
Expected volatility	43.36%	46.90%	41.22%	34.60%
Expected term (in years)	2.88	1.80	1.80	1.80
Risk-free interest rate	1.47%	0.70%	0.65%	0.38%

As of April 1, 2018, the total market-based stock units outstanding were approximately 0.7 million.
As of April 1, 2018, market-based stock units vested and expected to vest totaled approximately 0.4 million with a weighted-average remaining contract life of 0.91 years. The aggregate intrinsic value was approximately $10.7 million.

As of April 1, 2018, the unrecognized compensation cost related to market-based stock units granted under the Company’s equity incentive plans was approximately $7.0 million, net of estimated forfeitures, and is expected to be recognized over a weighted-average period of 0.83 years.
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
Activity under the Company’s ESPP is summarized in the following table:

(in thousands, except per share amounts)	Fiscal 2018	Fiscal 2017	Fiscal 2016
Number of shares issued	395	508	606
Average issuance price	$22.28	$18.24	$17.05
Number of shares available at year-end	2,869	3,264	3,772
Note 10. Stockholders' Equity
Stock Repurchase Program.  In April 2015, the Company's Board of Directors approved a new share repurchase program authorization for $300 million. In October 2015, the Company's Board of Directors approved an increase in the share repurchase authorization by another $300 million. On July 28, 2017, the Company's Board of Directors approved an increase to the share repurchase authorization of $200 million. On April 24, 2018, the Company's Board of Directors approved an increase to the share repurchase authorization of $400 million. In fiscal 2016, the Company repurchased 17.9 million shares for $422.3 million. In fiscal 2017, the Company repurchased 4.3 million shares for $93.5 million. In fiscal 2018, the Company repurchased 6.5 million shares for $185.3 million.
As of April 1, 2018, approximately $106.8 million was available for future purchase under the Company's share repurchase program.  Share repurchases were recorded as treasury stock and resulted in a reduction of stockholders’ equity. The program is intended to reduce the number of outstanding shares of common stock to offset dilution from employee equity grants and increase stockholder value.
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

Note 11. Balance Sheet Detail

(in thousands)	April 1, 2018	April 2, 2017
Inventories, net
Raw materials	$4,345	$2,017
Work-in-process	45,713	35,192
Finished goods	18,644	15,079
Total inventories, net	$68,702	$52,288
Accounts receivable, net
Accounts receivable, gross	$120,953	$94,396
Allowances for returns, price credits and doubtful accounts	(12,174)	(5,084)
Total accounts receivable, net	$108,779	$89,312
Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	285,784	268,683
Building and leasehold improvements	50,722	49,022
Total property, plant and equipment, gross	348,041	329,240
Less: accumulated depreciation (1)	(261,196)	(248,279)
Total property, plant and equipment, net	$86,845	$80,961
Other current liabilities
Accrued restructuring costs (2)	$4,637	$4,841
Current income tax payable	6,281	1,035
Other (3)	15,606	14,329
Total other current liabilities	$26,524	$20,205
Other long-term obligations
Deferred compensation related liabilities	$16,310	$15,024
Other (4)	9,374	3,870
Total other long-term liabilities	$25,684	$18,894
(1) Depreciation expense was $28.5 million, $20.8 million, and $18.3 million for fiscal years 2018, 2017 and 2016, respectively.
(2) Includes accrued severance costs related to integration of acquired business, the disposed HSC business, and other restructuring actions. Refer to Note 15 for additional information.
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

Note 12. Deferred Income on Shipments to Distributors
The components of deferred income on shipments to distributors as of April 1, 2018 and April 2, 2017 were as follows:

(in thousands)	April 1, 2018	April 2, 2017
Gross deferred revenue	$—	$2,335
Gross deferred costs	—	(350)
Deferred income on shipments to distributors	$—	$1,985

The Company had historically recognized a significant portion of revenue through distributors at the time the distributor resold the product to its end customer. The gross deferred revenue represented the gross value of shipments to distributors at the list price billed to the distributor less any price protection credits provided to them in connection with reductions in list price while the products remain in their inventory. The amount ultimately recognized as revenue were lower than this amount as a result of ship from stock pricing credits which are issued in connection with the sell through of the Company's products to end customers. Based on the last four quarters, this amount is approximately 28% of the list price billed to the customers. The gross deferred costs represented the standard costs (which approximate actual costs) of products the Company sells to the distributors. Although the Company monitors the levels and quality of inventory in the distribution channel, the Company's experience is that products returned from these distributors may be sold to a different distributor or in a different region of the world. As such, inventory write-downs or products in the distribution channel have not been significant. The Company continuously reassesses its ability to reliably estimate the ultimate price of these products and, as of the end of fiscal 2018, the Company was able to estimate the ultimate price (i.e., net of estimated future price adjustment and return) of these products for all distributors. Accordingly, there was no deferred income remaining as of April 1, 2018.
Note 13. Accumulated Other Comprehensive Income (Loss)
Changes in the balance of accumulated other comprehensive income (loss), net of taxes, by component consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain or loss on available-for-sale investments	Pension adjustments	Total
Balance as of April 3, 2016	$(4,001)	$222	$65	$(3,714)
Other comprehensive loss before reclassifications	(2,042)	(1,392)	—	(3,434)
Amounts reclassified out of accumulated other comprehensive income	—	363	—	363
Net current-period other comprehensive loss	(2,042)	(1,029)	—	(3,071)
Balance as of April 2, 2017	(6,043)	(807)	65	(6,785)
Other comprehensive income (loss) before reclassifications	3,892	(1,770)	—	2,122
Amounts reclassified out of accumulated other comprehensive loss	—	(100)	—	(100)
Net current-period other comprehensive income (loss)	3,892	(1,870)	—	2,022
Balance as of April 1, 2018	$(2,151)	$(2,677)	$65	$(4,763)
Amounts reclassified out of comprehensive income (loss) components consisted of the following:

(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016	Location
Unrealized holding gain or loss on available-for-sale investments	$(100)	$363	$345	interest and other, net
Change in unrealized losses on post-employment and post-retirement benefit plans	—	—	(615)	operating expense
Total amounts reclassified out of accumulated other comprehensive loss	$(100)	$363	$(270)

Note 14. Goodwill and Intangible Assets, Net
Goodwill activity for fiscal 2018 and 2017 is summarized as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 3, 2016	$122,848	$182,885	$305,733
Impairment - the Disposal Group (see Note 5)	(161)	—	(161)
Additions - Synkera acquisition (see Note 3)	—	1,353	1,353
Balance as of April 2, 2017	$122,687	$184,238	$306,925
Additions - GigPeak acquisition (see Note 3)	18,613	94,579	113,192
Balance as of April 1, 2018	$141,300	$278,817	$420,117
Goodwill balance as of April 1, 2018 and April 2, 2017 was net of $920.3 million in accumulated impairment losses.

Intangible asset balances as of April 1, 2018 and April 2, 2017 are summarized as follows:

	April 1, 2018
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$336,402	$—	$(223,882)	$112,520
Trademark	5,391	—	(5,391)	—
Customer relationships	201,997	—	(149,416)	52,581
Intellectual property licenses	7,500	—	(3,901)	3,599
Software licenses	6,023	—	(943)	5,080
Total amortizable purchased intangible assets	557,313	—	(383,533)	173,780
In-process research and development (IPR&D)	9,017	(2,016)	—	7,001
Total purchased intangible assets	$566,330	$(2,016)	$(383,533)	$180,781

	April 2, 2017
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$262,184	$—	$(199,851)	$62,333
Trademark	5,391	—	(5,347)	44
Customer relationships	173,097	—	(137,239)	35,858
Intellectual property licenses	16,196	(1,310)	(4,303)	10,583
Total purchased intangible assets	$456,868	$(1,310)	$(346,740)	$108,818
During fiscal 2018, certain research and development efforts were completed and, as a result, $1.2 million of purchased IPR&D projects from the GigPeak acquisition reached technological feasibility and was reclassified as core and developed technology and the Company began amortizing the intangible asset over its estimated useful life. During fiscal 2018, the Company recognized a total of $2.0 million of impairment charges related to certain IPR&D projects, which was recorded in Research and Development Expense in the Consolidated Statements of Operations. As of April 1, 2018, the Company had $7.0 million of IPR&D assets remaining on the Consolidated Balance Sheet.

During fiscal 2018, the Company purchased $5.8 million software licenses that met the criteria for capitalization as intangible assets. The Company also recognized developed technology with fair value of $17.0 million as a result of an asset acquisition on August 10, 2017. Refer to Note 3 for details.

As a result of the acquisition of GigPeak, the Company recognized additional intangible assets with total original value of $97.9 million during fiscal 2018 (see Note 3).

As a result of the acquisition of Synkera, the Company recognized additional intangible assets with total original value of $1.5 million during fiscal 2017 (see Note 3).

During fiscal 2017, the Company purchased an intangible asset with a cost of $4.6 million and an estimated useful life of 7 years.

Amortization expense for identified intangibles is summarized below:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Existing technology	$24,031	$12,625	$6,052
Trademarks	44	775	726
Customer relationships	12,177	6,486	2,253
Backlog	200	1,286	4,504
Software licenses	3,290	—	—
Intellectual property licenses	6,984	2,481	1,819
Total	$46,726	$23,653	$15,354
The intangible assets are being amortized over estimated useful lives of 1 to 7 years.
During fiscal 2018, the Company recorded an accelerated amortization charge of $6.2 million (included in the table above) related to certain software licenses and intellectual property licenses as the estimated future cash flows resulting from the use of the assets were less than the carrying amount.
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
Based on the intangible assets recorded as of April 1, 2018, assuming no subsequent additions to or impairment of the underlying assets, the remaining estimated amortization expense is expected to be as follows (in thousands):

Fiscal Year	Amount
2019	$40,923
2020	41,447
2021	40,498
2022	38,316
2023 and thereafter	19,597
Total	$180,781

Note 15. Restructuring and Related Costs
The following table shows the provision of the restructuring charges and the remaining liabilities as of April 1, 2018:

		Others (Continuing Operations)
(in thousands)	HSC (Discontinued Operations)	Cost of Revenues	Operating Expenses	Total
Severance and related charges:
Balance as of March 29, 2015	$10,217	$—	$295	$10,512
Provision	—	435	11,197	11,632
Cash payments	(8,877)	(128)	(10,533)	(19,538)
Foreign exchange impact	194	—	16	210
Balance as of April 3, 2016	1,534	307	975	2,816
Provision	—	2,605	13,804	16,409
Cash payments	(83)	(2,709)	(11,092)	(13,884)
Foreign exchange impact	(24)	(2)	(474)	(500)
Balance as of April 2, 2017	1,427	201	3,213	4,841
Provision	—	416	7,431	7,847
Cash payments	(867)	(370)	(6,960)	(8,197)
Foreign exchange impact	66	—	82	148
Balance as of April 1, 2018	$626	$247	$3,766	$4,639
Facility and related charges:
Balance as of April 2, 2017	$—	$—	$—	$—
Provision and adjustments	—	—	2,818	2,818
Payments	—	—	(537)	(537)
Balance as of April 1, 2018	$—	$—	$2,281	$2,281
Asset impairment charges:
Asset impairment	$—	$5,460	$2,386	$7,846
As part of an effort to streamline operations with changing market conditions and to create a more efficient organization, the Company has undertaken restructuring actions to reduce its workforce and consolidate facilities. The Company’s restructuring expenses consist primarily of severance and termination benefit costs related to the reduction of its workforce, asset impairment charges and lease obligation charges related to a facility that is no longer used.
Integration-related Restructuring Plans
During fiscal 2018, the Company implemented planned cost reduction and restructuring activities in connection with the acquisition of GigPeak. Accordingly, the Company reduced headcount by 46 and recorded severance costs of approximately $2.7 million, of which $2.1 million was paid during fiscal 2018 and the remaining $0.6 million will be paid by the first quarter of fiscal 2019.
In connection with the GigPeak integration, the Company recorded $2.8 million in fiscal 2018 for lease obligation charges related to a facility that the Company had determined to meet the cease-use date criteria. The fair value of this liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate in accordance with ASC 420, Exit or Disposal Cost Obligations. As of April 1, 2018, the total accrued balance for the lease obligation was $2.3 million, of which $1.6 million was classified as other long-term liabilities and the remaining $0.7 million was recorded as other accrued liabilities on the Consolidated Balance Sheets.

In fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees of its Automotive and Industrial business (formerly ZMDI) in Germany. The plan which required consultation with the German Works Council, was approved by the German Works Council. Also, the details of the plan were communicated to the affected employees. The plan identified the number of employees to be terminated, their job classification or function, their location and the date that the plan is expected to be completed. The plan also established the terms of the benefit arrangement in sufficient detail to enable the employees to determine the type and amount of benefits that they would receive if terminated. In addition, the actions required to complete the plan indicated that it was unlikely that substantial changes to the plan would be made after communication of the employees. Accordingly, the Company accrued restructuring charges in accordance with ASC 420, Exit and Disposal Cost Obligations. The restructuring charges recorded in the Consolidated Statements of Operations, in connection with the workforce-reduction plan, were approximately $5.0 million for fiscal 2017, for a total 49 employees. Approximately $4.9 million of the $5.0 million was paid in fiscal 2017 and the remaining $0.1 million was paid during fiscal 2018.
In fiscal 2016, the Company implemented cost reduction plans and restructuring activities in connection with the acquisition of ZMDI. The Company recorded charges of approximately $6.9 million of employee termination cost for two former executives of ZMDI and 36 employees during fiscal 2016. Approximately $5.7 million of the $6.9 million of employee termination cost was paid in fiscal 2016 and the remaining $1.2 million was paid in fiscal 2017.
Other Restructuring Plans
During fiscal 2018, the Company exited certain non-strategic businesses and reduced headcount by 63. The Company recorded employee severance costs of approximately $5.1 million, of which $2.3 million was paid during fiscal 2018 and the remaining $2.8 million will be paid by the first quarter of fiscal 2019. In addition, the Company recorded impairment charge of $7.8 million on certain assets comprised of intangibles, equipment and prepaid licenses, which were determined to be specifically used in these non-strategic businesses and had no alternative use. The impairment charge was calculated as the excess of assets’ carrying value over their fair value which was based on the anticipated cash flows discounted at a rate commensurate with the risk involved. Impairment charges of $5.4 million and $2.4 million, were included in Cost of Revenues and Research and Development Expenses, respectively in the Consolidated Statements of Operations.
In fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees and closed our remaining business in France. The Company recorded in the Consolidated Statement of Operations approximately $7.5 million of severance benefits, for a total of 13 employees in fiscal 2017. The Company paid $4.2 million and $2.5 million in fiscal 2017 and 2018, respectively. As of April 1, 2018, the total accrued balance for employee severance costs related to this action was $0.8 million. The Company expects to complete this action by the second quarter of fiscal 2019.
In addition to the above, in fiscal 2017, the Company recorded charges of $4.0 million and reduced headcount by 59 employees. Approximately $3.6 million of the $4.0 million of employee termination cost was paid in fiscal 2017 and the remaining $0.4 million was paid during fiscal 2018.
In fiscal 2016, the Company recorded charges of $4.7 million and reduced headcount by 48 employees. Approximately $4.6 million of the $4.7 million of employee termination cost was paid in fiscal 2016 and the remaining $0.1 million was paid in fiscal 2017.
In fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The restructuring charges recorded to discontinued operations in the Consolidated Statement of Operations were approximately $18.3 million for the fiscal year ended March 29, 2015, for a total of 53 employees in France and the Netherlands combined. The Company has substantially completed payments of these termination benefits and the total accrued balance related to this action was $0.5 million as of April 1, 2018. The Company expects to complete this action by the second quarter of fiscal 2019.

Note 16. Commitments and Contingencies
Guarantees
As of April 1, 2018, the Company’s financial guarantees consisted of guarantees and standby letters of credit, which are primarily related to the Company’s electrical utilities in Malaysia, consumption tax in Japan, office rental in Italy and a workers’ compensation plan in the United States. The maximum amount of potential future payments under these arrangements is approximately $1.8 million.
Commitments
Although the Company owns its corporate headquarters in San Jose, California, the Company leases various administrative facilities under operating leases which expire at various dates through fiscal 2025.
As of April 1, 2018, aggregate future minimum commitments for the next five fiscal years and thereafter under all operating leases were as follows (in thousands):

Fiscal Year	Amount
2019	$7,092
2020	5,634
2021	2,568
2022	1,970
2023 and thereafter	1,234
Total	$18,498
Rent expense for the fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016 totaled approximately $8.2 million, $5.9 million and $3.2 million, respectively. Other supplier obligations including payments due under various software design tool and technology license agreements totaled $5.0 million, $7.1 million, and $11.6 million as of April 1, 2018, April 2, 2017 and April 3, 2016, respectively.
The Company has machinery and equipment that are accounted for as capital leases. The related liabilities are included in current other liabilities on the Consolidated Balance Sheets. As of April 1, 2018, aggregate future commitments for fiscal 2019 were $0.6 million.
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
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year; however, in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of both April 1, 2018 and April 2, 2017.

Litigation
On March 23, 2018, a compliant for patent infringement was served on the Company by DIFF Scale Operations Research, LLC (“DSOR”) in the Federal Court for the District of Delaware. DSOR alleged to be the owner of a certain collection of patents previously owned by ADC Communications, some of which are the subject of the litigation against the Company. During the same approximate period, DSOR filed complaints alleging infringement of certain of the same collection of patents against several other technology companies in various U.S. federal courts. DSOR seeks an award of damages in an amount to be established at trial. As alleged in the complaint, the patents purport to cover technology in digital phase locked loop (D-PLL) and service clock recovery integrated circuits (“ICs”). The Company had no prior notice of the allegations, the patents at issue, nor the existence of DSOR prior to being served the complaint. Although this matter is in its early stages, the Company intends to continue to assess the merits of the case and appropriately defend itself against DSOR’s claims.
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
The Company may also be a party to various other legal proceedings and claims arising in the normal course of business from time to time. With regard to the matters listed above, along with various other legal proceedings and claims and future matters that may arise, potential liability and probable losses or ranges of possible losses due to an unfavorable litigation outcome cannot be reasonably estimated at this time. Generally, litigation is subject to inherent uncertainties, and no assurance can be given that the Company will prevail in any particular lawsuit or claim. Pending lawsuits, claims as well as potential future litigation, could result in substantial costs and diversion of resources and could have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Note 17. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $2.5 million, $2.6 million and $2.6 million in matching contributions under the plan in fiscal 2018, 2017, and 2016, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees.  Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured.  Participant balances are always 100% vested. As of April 1, 2018 and April 2, 2017, obligations under the plan totaled approximately $16.3 million and $15.0 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of April 1, 2018 and April 2, 2017, the deferred compensation plan assets were approximately $16.9 million and $16.0 million, respectively. The costs incurred by the Company for this plan for insurance, administration and other support were not material for fiscal 2018, 2017 and 2016.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox Enterprises, Inc. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of April 1, 2018 and April 2, 2017, the deferred compensation plan assets were approximately $0.4 million, respectively. As of April 1, 2018 and April 2, 2017, the liabilities under this plan were approximately $0.8 million and $0.9 million, respectively.
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
As of April 1, 2018, none of the conditions allowing holders of the Notes to convert had been met.

At the debt issuance date, the Convertible Notes, net of issuance costs, consisted of the following:

(in thousands)	November 3, 2015
Liability component
Principal	$274,435
Less: Issuance cost	(7,568)
Net carrying amount	266,867
Equity component *
Allocated amount	99,316
Less: Issuance cost	(2,738)
Net carrying amount	96,578
Convertible Notes, net	$363,445
* Recorded in the consolidated balance sheet within additional paid-in capital.

The following table includes total interest expense recognized related to the Convertible Notes for fiscal years ended April 1, 2018, April 2, 2017 and April 3, 2016:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Contractual interest expense	$3,307	$3,307	$1,363
Amortization of debt issuance costs	1,081	1,081	450
Amortization of debt discount	12,929	12,239	4,904
	$17,317	$16,627	$6,717

The net liability component of Convertible Notes is comprised of the following as of April 1, 2018 and April 2, 2017:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017
Net carrying amount at beginning of the period	$285,541	$272,221
Amortization of debt issuance costs during the year	1,081	1,081
Amortization of debt discount during the year	12,929	12,239
	$299,551	$285,541
In fiscal 2018 and 2017, the Company paid contractual interest on the Convertible Note of approximately $3.3 million and $3.4 million, respectively. See Note 6 for fair value disclosures related to the Company's Convertible Notes.
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

The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price of $33.45 of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of April 1, 2018 and April 2, 2017, no warrants have been exercised.
Note 19. Term B Loan
On April 4, 2017, the Company, JP Morgan Chase bank, N.A.("JP Morgan"), as administrative agent, and a group of lenders entered into a credit agreement that provides for variable rate term loans in aggregate principal amount of $200 million, with an original term of 7 years (the "Initial Term B Loan"). After payment of transaction costs associated with the Credit Agreement, the Company received net proceeds from the Initial Term B Loan of approximately $194.3 million, which was used to partially finance the acquisition of GigPeak and other payments related to such transaction. Debt issuance costs and debt discount were recorded as a reduction of the carrying value of the loan and are being amortized as a component of interest expense over the term of the Credit Agreement.
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
The maturity date of the Initial Term B Loan is April 4, 2024; provided that if any of the Company's Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Initial Term B Loan maturity date shall instead be August 16, 2022, unless the Company and its guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes. The Company may prepay the Initial Term B Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Initial Term B Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 3%. The interest rate on the Initial Term B Loan for each of the quarters in fiscal 2018 ranged from 4.15% to 4.61%.
The following table summarizes the outstanding borrowings from the Initial Term B Loan as of April 1, 2018:

Fiscal Year Ended
(in thousands)	April 1, 2018
Outstanding principal balance	$198,000
Unamortized debt issuance costs and debt discount	(4,927)
Outstanding principal, net of unamortized debt issuance costs and debt discount	$193,073
Classified as follows:
Current portion of bank loan	$2,000
Long-term bank loan	$191,073
As of April 1, 2018, the Company made payments totaling $2.0 million towards the outstanding principal balance of the Initial Term B Loan. The following table includes the total interest expense related to the Term B Loan recognized during fiscal 2018:

Fiscal Year Ended
(in thousands)	April 1, 2018
Contractual interest expense	$8,708
Amortization of debt issuance costs and debt discount	821
Total	$9,529
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Credit Agreement includes customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. Under certain circumstances, a default interest rate will apply on all overdue obligations under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations under the Credit Agreement. As of April 1, 2018, the Company is in compliance with the covenants specified in the Credit Agreement. See Note 6 to the Company's consolidated financial statements for fair value determination related to the Company's Initial Term B Loan.

Note 20. Income Taxes
The components of income (loss) before income taxes and the income tax expense (benefit) were as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Income before income taxes from continuing operations:
United States	$(37,479)	$(16,736)	$5,431
Foreign	129,651	116,021	128,433
Income before income taxes	$92,172	$99,285	$133,864
Income tax expense (benefit) from continuing operations:
Current:
United States	$24,721	$(146)	$5,694
State	996	103	154
Foreign	5,999	1,611	38
	31,716	1,568	5,886
Deferred:
United States	67,895	(6,363)	(59,944)
State	(970)	7	26
Foreign	5,667	(5,111)	(7,403)
	72,592	(11,467)	(67,321)
Income tax expense (benefit) from continuing operations	$104,308	$(9,899)	$(61,435)
For fiscal years 2018 and 2017 stock-based compensation excess tax benefits of $2.1 million and $2.5 million, respectively, were reflected in the income tax benefit as a result of the adoption of ASU 2016-09. For fiscal year 2016 the excess tax benefits of $4.5 million, associated with stock-based compensation that decreased income taxes payable, were recorded in additional paid-in capital. For fiscal year 2015, there was no income tax benefit associated with stock-based compensation that decreased income taxes payable and was recorded in additional paid-in capital.

Reconciliation between the statutory U.S. income tax rate and the effective rate is as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Provision from continuing operations at U.S. statutory rate	$29,034	$34,750	$46,852
State tax, net of federal benefit	431	(389)	198
Effect of foreign operations	(38,714)	(48,018)	(55,331)
Repatriation of foreign earnings	6,341	10,121	32,957
Valuation allowance	2,622	1,424	(81,553)
Research tax credits	(8,666)	(7,801)	(6,150)
Stock-based compensation	(1,005)	(1,785)	1,028
Transition Tax	103,907	—	—
Impact of the Tax Cuts and Jobs Act on deferred taxes	10,308	—	—
Other	50	1,799	564
Income tax expense (benefit) from continuing operations	$104,308	$(9,899)	$(61,435)
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA provides for numerous significant tax law changes and modifications including, among other things, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and creating a new limitation on deductible interest expense. Certain provisions of the TCJA began to impact the Company fiscal year 2018, while other provisions will impact the Company beginning in fiscal year 2019.
The corporate tax rate reduction is effective as of January 1, 2018. Since the Company has a fiscal year rather than a calendar year, it is subject to rules relating to transitional tax rates. As a result, the Company’s fiscal year 2018 federal statutory rate will be a blended rate of 31.5%. The Company’s fiscal year 2017 and 2016 statutory rate was 35%.
The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of April 1, 2018, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time repatriation tax recording provisional charges of $10.3 million and $103.9 million, respectively, as a component of income tax expense from continuing operations.
The $10.3 million charge for the effect on the Companies deferred tax balances resulted from the reduction of the corporate income tax rate to 21%. U.S. GAAP requires companies to remeasure their deferred tax assets and liabilities as of the date of enactment, with resulting tax effects accounted for in the reporting period of enactment. The Company remeasured deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future.
The $103.9 million charge for the one-time repatriation tax increased other accrued liabilities by $1.5 million, increased long-term income taxes payable by $24.1 million, and reduced deferred tax assets, for the utilization of tax attributes, by $78.3 million. The liabilities resulting from the repatriation tax are payable over a period of up to eight years. The provisional amount was based on the Company’s total post-1986 earnings and profits (“E&P”) of its foreign subsidiaries. The majority of these earnings were historically permanently reinvested outside the United States, thus no taxes had previously been provided for these earnings. In addition, the one-time repatriation tax is based in part on the amount of those earnings held in cash and other specified assets either as of the end of fiscal year 2018 or the average of the year-end balances for fiscal years 2016 and 2017.
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
As of April 1, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for fiscal year 2018 is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.
In connection with the TCJA and review of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that historical foreign earnings would no longer be permanently reinvested. Accordingly, a tax expense of $5.8 million was accrued during fiscal 2018, for withholding taxes on potential distributions from the Company’s foreign subsidiaries.
As a result of the Company's international manufacturing operations, a significant portion of the Company's worldwide profits are in jurisdictions outside the United States, primarily Malaysia, which has granted the Company significant reductions in tax rates. These lower tax rates allow the Company to record a relatively low tax expense on a worldwide basis. The Company was granted a tax incentive in Malaysia during fiscal 2009.  The tax incentive was contingent upon the Company continuing to meet specified investment criteria in fixed assets, and to operate an APAC regional headquarters center.  In the fourth quarter of fiscal 2012, the Company agreed with the Malaysian Industrial Development Authority to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011.  The Company is required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. The impact of these tax incentives decreased foreign taxes by $33.7 million, $31.6 million, and $25.0 million for fiscal years 2018, 2017, and 2016, respectively. The benefit of the tax incentives on net income per share (diluted) was approximately $0.25, $0.24, and $0.17, for fiscal years 2018, 2017, and 2016, respectively.
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
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets and liabilities were as follows:

(in thousands)	April 1, 2018	April 2, 2017
Deferred tax assets:
Non-deductible accruals and reserves	14,720	17,598
Net operating losses and credit carryforwards	108,868	148,941
Depreciation and amortization	1,879	14,005
Stock options	2,791	4,087
Other	1,548	2,046
Total deferred tax assets	129,806	186,677
Deferred tax liabilities:
Purchased intangibles	(26,127)	(31,421)
Unremitted foreign earnings	(8,163)	(2,318)
Other	(2,920)	(7,679)
Total deferred tax liabilities	(37,210)	(41,418)
Valuation allowance	(91,054)	(73,263)
Net deferred tax assets	$1,542	$71,996
As of April 1, 2018, the Company continued to maintain a valuation allowance against its net deferred tax assets in certain foreign and state jurisdictions, as management is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The valuation allowance for deferred tax assets increase by $17.8 million and $10.5 million in fiscal years 2018 and 2017, respectively.
As of April 1, 2018, the Company had federal, state and foreign net operating loss (NOL) carryforwards of approximately $31.6 million, $110.2 million and $83.1 million, respectively. The foreign net operating loss carryforwards were obtained as part of the acquisition of ZMDI in fiscal 2016 (see Note 3, “Business Combinations” for additional information on the acquisition). The federal NOL carryforwards will expire in various years from fiscal 2019 through 2035, if not utilized. The state NOL carryforwards will expire in various years from fiscal 2024 through 2038, if not utilized.  The foreign NOL carryforwards do not expire. The utilization of US federal and state NOLs created by acquired companies is subject to annual limitations under Section 382 of the Internal Revenue Code. However, the Company does not expect that such annual limitation will impair the realization of these NOLs.
As of April 1, 2018, the Company had approximately $19.9 million of federal research and development tax credit carryforwards. The federal research and development tax credit carryforwards will expire in fiscal years 2034 through 2038, if not utilized. The Company also had, as of April 1, 2018, approximately $99.0 million of state income tax credit carryforwards, of which $12.9 million will expire in fiscal years 2019 through 2037, if not utilized. The Company also had, as of April 1, 2018, approximately $10.4 million of tax credit carryforwards in foreign jurisdictions, which will expire in fiscal years 2019 through 2038.
The federal, state, and foreign NOL and tax credit carryforwards in the income tax returns filed include unrecognized tax benefits. The deferred tax assets recognized for those NOLs and tax credits are presented net of these unrecognized tax benefits.
The following tables summarize the activities of gross unrecognized tax benefits:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Beginning balance	$36,993	$33,075	$33,190
Increases related to prior year tax positions	2,022	1,374	1,474
Decreases related to prior year tax positions	(279)	(87)	(719)
Increases related to current year tax positions	8,095	2,864	938
Decrease related to settlement	—	—	(1,758)
Decreases related to the lapsing of statute of limitations	(165)	(233)	(50)
Ending balance	$46,666	$36,993	$33,075

The amount of unrecognized tax benefits that would favorably impact the effective tax rate were approximately $27.6 million and $19.1 million as of April 1, 2018 and April 2, 2017, respectively.  As of April 1, 2018, approximately $15.8 million of unrecognized tax benefits would be offset by a change in valuation allowance. The Company recognizes potential interest and penalties related to the income tax on the unrecognized tax benefits as a component of income tax expense and accrued approximately $0.2 million and $0.1 million for these items in fiscal years 2018 and 2017, respectively.
During the 2018 fiscal year, the Company closed out all positions as part of the examination of its India, Italy and New York state income tax returns. The outcome did not have a material effect on the Company’s financial position, cash flows or results of operations.
As of April 1, 2018, the Company is under examination in Malaysia for fiscal years 2012 through 2015 and in Canada for fiscal years 2016 and 2017. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
On July 27, 2015, in Altera Corp. v. Commissioner, the U.S. Tax Court issued an opinion, in favor of Altera Corp., related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The Internal Revenue Service filed a notice of appeal on February 19, 2016 in this case. Due to the uncertainty surrounding the status of the current regulations, questions related to the scope of potential benefits, and the risk of the Tax Court’s decision being overturned upon appeal, the Company has not recorded any benefit as of April 1, 2018. The Company will continue to monitor ongoing developments and potential impacts to its financial statements.
The Company believes that within the next 12 months, it is reasonably possible that a decrease of up to $0.2 million in unrecognized tax benefits may occur due to settlements with tax authorities or statute lapses.
The Company's open years in the U.S. federal jurisdiction are fiscal 2015 and later years. In addition, the Company is effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 1999, in that the Company has tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. The Company's open years in various state and foreign jurisdictions are fiscal years 2011 and later.
Note 21. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
The Company's reportable segments include the following:

•
Communications segment: includes clock and timing solutions, radio frequency (RF), flow-control management such as multi-port products, telecommunication interface, high-speed static random access memory, first in and first out memory, digital logic, optical interconnect and frequency control solutions and Serial RapidIO® switching solutions.

•
Computing, Consumer and Industrial segment: includes clock generation and distribution products, high-performance server memory interfaces, wireless power, PCI Express®, signal integrity, power management solutions, signal integrity products, optical interconnect, video distribution and contribution solutions and sensing products for mobile, automotive and industrial solutions.

The tables below provide information about these segments:

Revenues by segment	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Communications	$251,682	$265,421	$302,188
Computing, Consumer and Industrial	591,082	462,822	395,188
Total revenues	$842,764	$728,243	$697,376
The Company utilizes global and regional distributors around the world, that buy product directly from the Company on behalf of their customers. Sales through a distributor, Uniquest, represented approximately 10%, 11% and 16% of the Company's revenues in fiscal 2018, 2017 and 2016, respectively. Sales through a distributor, Avnet and its affiliates, represented approximately 15%, 10% and 15% of the Company’s revenues in fiscal 2018, 2017 and 2016, respectively. Macnica and its affiliates represented approximately 10% of the Company’s revenues in fiscal 2018. Each of these distributors serves customers within both of the Company's reportable segments. SK Hynix and its affiliates, which is a direct OEM customer, accounted for 12% of the Company's revenues in fiscal 2016. No other distributor or single direct or consignment customer represented 10% or more of the Company's total revenues in fiscal 2018, 2017 and 2016.

As of April 1, 2018, one distributors represented approximately 15% of the Company's accounts receivable. As of April 2, 2017, two distributors each represented approximately 11% and 10% of the Company's accounts receivable.

Income by segment from continuing operations	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Communications	$94,709	$105,016	$115,888
Computing, Consumer and Industrial	138,182	91,911	88,101
Unallocated expenses:
Amortization of intangible assets	(38,417)	(21,360)	(13,662)
Inventory fair market value adjustment	(8,023)	(4,079)	(5,531)
Loss on divestitures	—	(710)	—
Asset impairment and other	(10,779)	(1,026)	(147)
Stock-based compensation	(50,783)	(39,869)	(34,158)
Severance, retention and facility closure costs	(10,462)	(16,335)	(11,701)
Acquisition-related costs and other	(2,225)	(2,295)	(2,591)
Interest income (expense) and other, net	(20,030)	(11,968)	(2,335)
Income from continuing operations, before income taxes	$92,172	$99,285	$133,864
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Hong Kong	$301,805	$258,970	$304,392
Korea	82,905	77,269	75,402
Rest of Asia Pacific	256,955	229,059	173,408
Europe	114,099	93,526	69,543
Americas (1)	87,000	69,419	74,631
Total revenues	$842,764	$728,243	$697,376

(1)	Revenues from the customers in the U.S. were $71.0 million, $63.0 million and $65.2 million in fiscal 2018, 2017 and 2016, respectively.
The Company’s significant operations outside of the United States include a test facility in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	April 1, 2018	April 2, 2017
United States	$41,230	$37,996
Malaysia	28,264	24,386
Germany	10,210	12,477
All other countries	7,141	6,102
Total property, plant and equipment, net	$86,845	$80,961

Note 22. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Fiscal Year Ended
(in thousands)	April 1, 2018	April 2, 2017	April 3, 2016
Interest income	$3,808	$2,916	$3,616
Other income, net	4,800	2,906	652
Interest income and other, net	$8,608	$5,822	$4,268
Interest income is derived from earnings on cash and short term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses.
Note 23. Subsequent Event
On April 24, 2018, the Company's Board of Directors approved an increase to the share repurchase authorization of $400 million.

SUPPLEMENTARY FINANCIAL INFORMATION (UNAUDITED)

QUARTERLY RESULTS OF OPERATIONS

	Fiscal Year Ended April 1, 2018 (2)
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter (1)	Fourth Quarter (1) (4)
Revenues	$196,713	$204,398	$217,075	$224,578
Gross profit	$110,038	$116,762	$128,385	$127,100
Net income (loss) (3)	$16,714	$18,680	$(68,241)	$20,711
Basic net income (loss) per share (3) (5)	$0.13	$0.14	$(0.51)	$0.16
Diluted net income (loss) per share (3) (5)	$0.12	$0.14	$(0.51)	$0.15

	Fiscal Year Ended April 2, 2017
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter (6)	Fourth Quarter
Revenues	$192,128	$184,059	$176,358	$175,698
Gross profit	$108,349	$106,532	$104,085	$101,672
Net income from continuing operations	$20,947	$24,591	$33,437	$30,209
Net income from discontinued operations	$—	$—	$1,298	$—
Net income	$20,947	$24,591	$34,735	$30,209
Basic net income per share – continuing operations	$0.16	$0.18	$0.25	$0.23
Basic net income per share	$0.16	$0.18	$0.26	$0.23
Diluted net income per share – continuing operations	$0.15	$0.18	$0.24	$0.22
Diluted net income per share	$0.15	$0.18	$0.25	$0.22

(1) During fiscal 2018, we recorded an income tax charge of $114.2 million for the estimated impacts of the Tax Cuts and Job Act. Refer to Note 20 for details.
(2) On April 4, 2017, the Company completed the acquisition of GigPeak. The results of operations of the GigPeak business have been included in fiscal 2018.
(3) On April 4, 2017, the Company entered into a credit agreement that provides for variable rate term loans in aggregate principal amount of $200 million, with an original term of 7 years (the "Initial Term B Loan"). The Company recognized a total interest expense of $9.5 million related to the Term B Loan during fiscal 2018. Refer to Note 19 for details.

(4) During fiscal 2018, the Company recorded total asset impairment charge of $9.8 million which was comprised of $7.8 million related to certain assets comprised of intangibles, equipment and prepaid licenses, which were determined to be specifically used in non-strategic businesses and had no alternative use (Refer to Note 15 for details); and $2.0 million related to certain IPR&D projects (Refer to Note 3 for details).
(5) Basic and diluted earnings per share are computed independently for each of the quarters presented. Therefore, the sum of quarterly basic and diluted per share information may not equal annual basic and diluted earnings per share.
(6) In the third quarter of fiscal 2017, the Company completed the sale of the Disposal Group and recorded a loss on divestiture of approximately $0.7 million. Also, the Company recognized a gain on divestiture of approximately $1.3 million, net of tax, from the collection of receivable on the sale of HSC business.

INTEGRATED DEVICE TECHNOLOGY, INC.
SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)	Balance at Beginning of Period	Additions/ (Releases)	Deductions/Adjustments	Balance at End of Period
Allowance for returns, price credits and doubtful accounts
Fiscal Year Ended April 3, 2016	$4,664	$117	$(152)	$4,629
Fiscal Year Ended April 2, 2017	$4,629	$544	$(89)	$5,084
Fiscal Year Ended April 1, 2018	$5,084	$7,184	$(94)	$12,174
Tax valuation allowance
Fiscal Year Ended April 3, 2016	$148,954	$3,527	$(89,681)	$62,800
Fiscal Year Ended April 2, 2017	$62,800	$14,168	$(3,705)	$73,263
Fiscal Year Ended April 1, 2018	$73,263	$22,507	$(4,716)	$91,054

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
Our management assessed the effectiveness of our internal control over financial reporting as of April 1, 2018. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).
Based on our management's assessment using those criteria, management concluded that our internal control over financial reporting was effective as of April 1, 2018.
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, has issued a report on our internal control over financial reporting as of April 1, 2018, which report appears under Item 8 of this Annual Report on Form 10-K.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our executive officers, and their respective ages as of April 1, 2018, are as follows:

Name	Age	Position
Gregory L. Waters	57	President and Chief Executive Officer
Brian C. White	53	Senior Vice President and Chief Financial Officer
Sailesh Chittipeddi	55	Executive Vice President, Global Operations and Chief Technical Officer
Chris Allexandre	43	Senior Vice President of Global Sales and Marketing
Sean Fan	52	Senior Vice President and Corporate General Manager, Computing and Communications Group
Dave Shepard	56	Senior Vice President and Corporate General Manager, Mobility Products Group
Mario Montana	56	Vice President and Corporate General Manager, Automotive and Industrial Group
Anja Hamilton	47	Vice President and Chief People Officer
Matthew D. Brandalise	52	Vice President, Chief Legal Officer and Corporate Secretary
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
Mr. White joined IDT in February 2007 and became Vice President and Chief Financial Officer in September 2013.  Mr. White was elevated to the positon of Senior Vice President and Chief Financial Officer in May 2017. Prior to becoming Chief Financial Officer, he served as Vice President Finance and Treasurer.  Before joining IDT, Mr. White held senior management positions with Nvidia, Hitachi GST and IBM in Finance, Business Line Management, Operations, Strategy and Business Development. He started his career in public accounting with Deloitte & Touche and Arthur Andersen and maintains credentials as both a CPA and CFP. Mr. White holds an M.B.A. from the University of Notre Dame and a Bachelors degree in Business Administration from Seattle University.
Dr. Chittipeddi joined IDT as Vice President of Global Operations and Chief Technical Officer in March 2014. Mr. Chittipeddi was elevated to the position of Executive Vice President of Global Operations and Chief Technical Officer in January 2017. Prior to joining IDT, Dr. Chittipeddi served as President, Chief Executive Officer and a director of Conexant Systems, Inc. (“Conexant”), a semiconductor company, from April 2011 until July 2013 through its emergence from Chapter 11 reorganization. Prior to that, since 2006 he served in various positions at Conexant, including Chief Operating Officer and Chief Technology Officer. From 2001 until 2006, Dr. Chittipeddi served as Head of Foundry Operations and additionally managed the joint venture Silicon Manufacturing Partners between Agere Systems (now Avago Technologies) and Chartered Semiconductor (now Global Foundries). Prior to that, he served in a variety of positions at AT&T-Bell Labs, SEMATECH and Lucent Technologies. Dr. Chittipeddi holds an M.B.A. from the University of Texas at Austin and an M.S. and a Ph.D. in Physics from The Ohio State University.
Mr. Allexandre joined IDT in February 2017 as IDT’s Senior Vice President of Global Sales and Marketing. Prior to joining IDT, Mr. Allexandre worked for NXP as Senior Vice President Worldwide Sales for Mass Market and Global Distribution from September 2016 to February 2017. Before that, he was Senior Vice President of Worldwide Sales, Marketing and Supply Chain at Fairchild Semiconductors from September 2013 to September 2016. Prior to Fairchild, he held various positions at Texas Instruments from 1997 to 2013, up to Vice President of EMEA Regional Sales & Applications and Distribution from January 2011 to September 2013. Mr. Allexandre holds a MSc. in electrical engineering from the Engineering High School of North (ISEN).
Mr. Fan joined IDT in 1999 and became Vice President and General Manager of IDT’s Computing and Communications Division in August 2013. Mr. Fan was elevated to the position of Senior Vice President and Corporate General Manager of IDT’s Computing and Communications Group in May 2017. Prior to his current position, Mr. Fan held various management roles at IDT, including Vice President and General Manager of the Interface Connectivity Division, Vice President of China Operations, Vice President and General Manager of the Memory Interface Division, General Manager of Standard Product Operations, and Senior Director of Silicon Timing Solutions. Prior to joining IDT, Mr. Fan served in various engineering and management roles with Lucent Microelectronics, Mitel

Semiconductor, and the National Lab of Telecom Research in China. Mr. Fan holds a Master of Science degree in Computer Engineering from University of Cincinnati, and a B.S. degree in Computer and Telecommunications from Beijing University of Posts and Telecommunications.
Mr. Shepard joined IDT as Vice President and General Manager, Timing and RF Division, in May 2014. In September 2015, Mr. Shepard became general manager of the Company’s Consumer Products Division, which includes the radio frequency, timing, and wireless power businesses. Mr. Shepard was elevated to the position of Senior Vice President and Corporate General Manager, Mobility Products Group in May 2017. Prior to joining IDT, Mr. Shepard served as Vice President and General Manager, High Performance Solutions at Peregrine Semiconductor Corp. from 2010 to 2014. From 2003 to 2009, Mr. Shepard served as President and Chief Executive Officer of Sequoia Communications, Inc., a cellular RF transceiver startup. Prior to 2003, Mr. Shepard held a variety of senior management positions at Texas Instruments Inc., including General Manager of the Wireless Infrastructure Business. Mr. Shepard holds a B.A. in Physics from Lawrence University and a M.S. in Electrical Engineering from University of Wisconsin - Madison.
Mr. Montana joined IDT in 1997 and became Vice President and Corporate General Manager, Automotive and Industrial Group in February 2017. Prior to his current role, Mr. Montana held various management positions with IDT including Vice President, General Manager, Enterprise Computing Division (formerly Serial Switching Division), Director, IDT Serial-Switching Division, Director, IDT Strategic Marketing Group, and Product Line Director, IDT Telecommunications, FIFO, Logic and Timing groups, respectively. Mr. Montana holds a B.S.E.E. from the University of Waterloo, and a MBA from Santa Clara University.
Ms. Hamilton joined IDT in February 2011, and in October 2012 became our Vice President, Global Human Resources. In May 2017, Ms. Hamilton became Vice President, Chief People Officer. Prior to joining IDT, Ms. Hamilton was the Director of Global Compensation and HRIS at Atmel from August 2008 through January 2011. Prior to that, Ms. Hamilton held various human resources management positions at eBay and Electronic Arts. Ms. Hamilton has over 25 years of business management experience, with over 19 of those in human resources. Ms. Hamilton received her degree in business administration at the College of Applied Sciences in Augsburg, Germany, and holds several certifications in Human Resource Management.
Mr. Brandalise joined IDT in May 2000 and was elevated to the position of Vice President, General Counsel, and Corporate Secretary in October 2012. In May 2017, Mr. Brandalise became Vice President, Chief Legal Officer and Corporate Secretary. Prior to his current position, Mr. Brandalise held Senior Director, Director, Senior Corporate Counsel, and Corporate Counsel positions in IDT’s Legal Department. Prior to joining IDT, Mr. Brandalise worked as an attorney in a Silicon Valley law firm specializing in commercial transactions, mergers & acquisitions, technology transactions, corporate governance, and commercial litigation. Mr. Brandalise holds a B.A. in Political Science from the University of California at Santa Barbara, and a J.D. from Santa Clara University School of Law.
The information required by this item concerning our directors is incorporated by reference from the information set forth in the sections titled “Proposal 1—Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
Other information required by this item concerning our executive officers is incorporated by reference from the information set forth in this section titled “Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
The information required by this item concerning our audit committee and its financial expert is incorporated by reference from the information set forth in the section titled “Corporate Governance-Board of Directors Meetings and Committees” in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
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
The information required by this item concerning recommendations of director nominees by security holders is incorporated by reference from the information set forth in the section titled "Consideration of Stockholder Nominees for Director” and “Corporate Governance—Board of Directors Meetings and Committees" in our Proxy Statement for the 2018 Annual Meeting of Stockholders.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item is incorporated herein by reference from our Proxy Statement for the 2018 Annual Meeting of Stockholders.

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
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger, dated as of February 13, 2017, by and among Integrated Device Technology, Inc. and GigPeak, Inc.	8-K	00-12695	2.1	2/13/2017
2.2	Business Purchase Agreement, dated as of February 22, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.1	7/20/2012
2.3	Amendment No. 1 to Business Purchase Agreement, dated as of June 21, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.2	7/20/2012
2.4	Amendment No. 2 and Waiver to Business Purchase Agreement, dated as of July 19, 2012, by and between Integrated Device Technology, Inc. and NXP B.V.	8-K	00-12695	2.3	7/20/2012
3.1	Restated Certificate of Incorporation, as amended to date.	10-K	00-12695	3.1	5/21/2012
3.2	Certificate of Designations specifying the terms of the Series A Junior Participating Preferred Stock of Integrated Device Technology, Inc., as filed with the Secretary of State of the State of Delaware.	8-A12G	00-12695	3.6	12/23/1998
3.3	Amended and Restated Bylaws of the Company, effective as of July 23, 2013.	10-Q	00-12695	3.3	11/6/2013
4.1	Indenture (including form of note), dated as of November 4, 2015, between Integrated Device Technology, Inc., and Wilmington Trust, National Association, as trustee.	8-K	00-12695	4.1	11/4/2015
10.1	Credit Agreement, dated as of April 4, 2017, by and among JPMorgan Chase Bank, N.A. (and the other lenders party thereto) and Integrated Device Technology, Inc.	SC TO-T/A	005-84385	99.(B)(2)	4/4/2017
10.2	Share Purchase and Transfer Agreement, dated October 23, 2015, between Global ASIC GmbH, ELBER GmbH, Freistaat Sachsen, Integrated Device Technology Bermuda Ltd. and Integrated Device Technology, Inc.	10-Q	00-12695	10.1	10/29/2015
10.3	Letter Agreement, dated October 29, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Base Warrants.	8-K	00-12695	10.1	11/4/2015
10.4	Letter Agreement, dated October 29, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Base Call Option Transaction.	8-K	00-12695	10.2	11/4/2015

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.5	Letter Agreement, dated November 3, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Additional Warrants.	8-K	00-12695	10.3	11/4/2015
10.6	Letter Agreement, dated November 3, 2015, between JPMorgan Chase Bank, National Association and Integrated Device Technology, Inc., regarding the Additional Call Option Transaction.	8-K	00-12695	10.4	11/4/2015
10.7	Master Confirmation—Uncollared Accelerated Share Repurchase dated November 2, 2015 between Integrated Device Technology, Inc. and JPMorgan Chase Bank, National Association.	8-K	00-12695	10.5	11/4/2015
10.8	Master Confirmation—Uncollared Accelerated Share Repurchase dated November 2, 2015 between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.6	11/4/2015
10.9	Amendment to 1994 Stock Option Plan, September 22, 2000.#	10-Q	00-12695	10.10	11/15/2000
10.10	1994 Directors Stock Option Plan and related documents.#	10-Q	00-12695	10.18	11/16/1994
10.11	Form of Indemnification Agreement between the Company and its directors and officers.#	10-K	00-12695	10.68	4/2/1989
10.12	Amended Form of Indemnification Agreement between the Company and its directors and officers.#	10-K	00-12695	10.40	5/19/2015
10.13	Incentive Compensation Plan.#	10-Q	00-12695	10.27	8/11/2005
10.14	Form of Change of Control Agreement between the Company and certain of its officers.#	10-K	00-12695	10.13	6/23/2003
10.15	1997 Stock Option Plan.#	10-Q	00-12695	10.23	8/14/2002
10.16	Non-Qualified Deferred Compensation Plan effective November 1, 2000.#	10-K	00-12695	10.21	6/29/2001
10.17	1984 Employee Stock Purchase Plan, as amended and restated effective September 29, 2003.#	10-Q	00-12695	10.25	11/6/2003
10.18	Amended and Restated 2004 Equity Plan.#	10-K	00-12695	10.18	5/19/2017
10.19	2009 Employee Stock Purchase Plan.#	DEF14A	00-12695	A	8/7/2009
10.20	Master Purchase Agreement, dated June 13, 2011, by and between Integrated Device Technology, Inc. and Bank of America, N.A. (the Master Purchase Agreement).	8-K	00-12695	10.1	6/17/2011
10.21	Asset Purchase Agreement dated as of August 31, 2011 by and among Qualcomm, Incorporated, Qualcomm Canada Inc., Integrated Device Technology, Inc. and IDT Canada, Inc.	10-K	00-12695	10.34	5/21/2012

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
10.22	Foundry Agreement dated August 3, 2009 between the Company and Taiwan Semiconductor Manufacturing Co., Ltd.	10-K	00-12695	10.35	5/21/2012
10.23	Amendment No. 1 to the Master Purchase Agreement, dated as of May 17, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	10-K	00-12695	10.36	5/21/2012
10.24	Amendment No. 2 to the Master Repurchase Agreement, dated as of December 4, 2012, by and between Integrated Device Technology, Inc. and Bank of America, N.A.	8-K	00-12695	10.1	12/7/2012
10.25	Asset Purchase Agreement by and among PMC-Sierra, Inc., Integrated Device Technology, Inc. and Integrated Device Technology (Malaysia) Sdn. Bhd., dated as of May 29, 2013.	8-K	00-12695	2.1	5/29/2013
10.26	Integrated Device Technology, Inc. Fiscal 2014 Performance Equity Plan.#	8-K	00-12695	10.1	6/19/2013
10.27	Separation Agreement, dated August 26, 2013, by and between Theodore L. Tewksbury, III, and Integrated Device Technology, Inc.#	8-K	00-12695	10.1	8/27/2013
10.28	Offer Letter between Integrated Device Technology, Inc. and Sailesh Chittipeddi, entered into on February 19, 2014.#	8-K	00-12695	10.1	3/13/2014
10.29	Offer Letter between Integrated Device Technology, Inc. and Greg Waters, entered into on December 5, 2013.#	8-K	00-12695	10.1	12/17/2013
10.30	Executive Retention Plan.#	8-K	00-12695	10.1	1/15/2013
10.31	GigPeak, Inc. Amended and Restated 2008 Equity Incentive Plan.#	S-8	333-217128	10.1	4/4/2017

Exhibit Number	Exhibit Description	Incorporated by Reference
		Form	File Number	Exhibit/ Appendix	Filing Date	Filed Herewith
21.1	Subsidiaries of the Company.					X
23.1	Consent of Independent Registered Public Accounting Firm					X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).					X
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.					X
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ GREGORY L. WATERS
May 18, 2018		Gregory L.Waters President and Chief Executive Officer

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

Signature	Title	Date

/s/ GREGORY L. WATERS	Chief Executive Officer, President and Director	May 18, 2018
Gregory L. Waters	(Principal Executive Officer)

/s/ BRIAN C. WHITE	Senior Vice President, Chief Financial Officer	May 18, 2018
Brian C. White	(Principal Financial and Accounting Officer)

/s/ KEN KANNAPPAN	Chairman of the Board	May 18, 2018
Ken Kannappan

/s/ GORDON PARNELL	Director	May 18, 2018
Gordon Parnell

/s/ UMESH PADVAL	Director	May 18, 2018
Umesh Padval

/s/ NORMAN TAFFE	Director	May 18, 2018
Norman Taffe

/s/ ROBERT RANGO	Director	May 18, 2018
Robert Rango

/s/ SELENA LOH LACROIX	Director	May 18, 2018
Selena Loh LaCroix