Form 10-Q
period 2018-07-01
INTEGRATED DEVICE TECHNOLOGY INC
filed 2018-08-07
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2018 OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of August 3, 2018 was approximately 129,347,795.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	July 1, 2018	April 1, 2018
Assets
Current assets:
Cash and cash equivalents	$148,071	$136,873
Short-term investments	198,188	222,026
Accounts receivable, net	122,977	108,779
Inventories	66,177	68,702
Prepayments and other current assets	12,193	12,734
Total current assets	547,606	549,114
Property, plant and equipment, net	86,935	86,845
Goodwill	420,117	420,117
Intangible assets, net	170,899	180,781
Deferred tax assets	9,355	11,764
Other assets	48,809	61,910
Total assets	$1,283,721	$1,310,531
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$33,579	$41,070
Accrued compensation and related expenses	28,679	44,002
Current portion of bank loan	1,980	2,000
Other accrued liabilities	32,493	26,524
Total current liabilities	96,731	113,596
Deferred tax liabilities	11,516	10,221
Long-term income tax payable	23,573	25,034
Convertible notes	303,166	299,551
Long-term bank loan, net	190,803	191,073
Other long-term liabilities	27,369	25,684
Total liabilities	653,158	665,159
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 129,677 and 129,531 shares outstanding as of July 1, 2018 and April 1, 2018, respectively	130	130
Additional paid-in capital	2,773,242	2,752,784
Treasury stock at cost: 130,076 and 128,518 shares as of July 1, 2018 and April 1, 2018, respectively	(1,850,962)	(1,801,624)
Accumulated deficit	(284,405)	(301,155)
Accumulated other comprehensive loss	(7,442)	(4,763)
Total stockholders' equity	630,563	645,372
Total liabilities and stockholders' equity	$1,283,721	$1,310,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
(Unaudited, in thousands, except per share data)	July 1, 2018	July 2, 2017
Revenues	$228,516	$196,713
Cost of revenues	91,909	86,675
Gross profit	136,607	110,038
Operating expenses:
Research and development	52,234	48,449
Selling, general and administrative	42,995	41,942
Total operating expenses	95,229	90,391
Operating income	41,378	19,647
Other-than-temporary impairment loss on investment	(2,000)	—
Interest expense	(7,185)	(6,897)
Interest income and other, net	1,671	2,982
Income before income taxes	33,864	15,732
Benefit from (provision for) income taxes	(3,144)	982
Net income	$30,720	$16,714
Net income per share:
Basic	$0.24	$0.13
Diluted	$0.23	$0.12
Weighted average shares:
Basic	129,560	133,302
Diluted	132,806	136,642

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended
(Unaudited, in thousands)	July 1, 2018	July 2, 2017
Net income	$30,720	$16,714
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	(2,708)	1,403
Change in net unrealized gain on investments, net of tax	29	134
Total other comprehensive income (loss)	(2,679)	1,537
Comprehensive income	$28,041	$18,251

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
(Unaudited, in thousands)	July 1, 2018	July 2, 2017
Cash flows from operating activities:
Net income	$30,720	$16,714
Adjustments:
Depreciation	6,586	6,116
Amortization of intangible assets	10,097	11,736
Amortization of debt issuance costs and debt discount	3,820	3,641
Other-than-temporary impairment loss on investment	2,000	—
Stock-based compensation expense, net of amounts capitalized in inventory	15,063	11,820
Deferred income tax	3,704	(3,023)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(3,234)	582
Inventories	2,505	253
Prepayments and other assets	(2,625)	239
Accounts payable	(6,008)	(5,530)
Accrued compensation and related expenses	(15,324)	(6,226)
Deferred income on shipments to distributors	—	233
Income taxes payable and receivable	(1,937)	917
Other accrued liabilities and long-term liabilities	(1,074)	(2,499)
Net cash provided by operating activities	44,293	34,973
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(237,716)
Purchases of property, plant and equipment, net	(8,459)	(8,434)
Purchases of intangible assets	(778)	(259)
Purchases of short-term investments	(3,478)	(47,689)
Proceeds from sales of short-term investments	2,425	14,568
Proceeds from maturities of short-term investments	24,419	11,401
Net cash provided by (used in) investing activities	14,129	(268,129)
Cash flows from financing activities:
Proceeds from issuance of common stock	5,415	3,209
Repurchases of common stock	(49,338)	(34,826)
Payment of capital lease obligations	(449)	(200)
Proceeds of Initial Term B Loan, net of discount and issuance costs	—	194,252
Principal payments of long-term bank loan	(495)	(500)
Payment of contingent consideration	(750)	—
Net cash provided by (used in) financing activities	(45,617)	161,935
Effect of exchange rates on cash and cash equivalents	(1,607)	1,200
Net increase (decrease) in cash and cash equivalents	11,198	(70,021)
Cash and cash equivalents at beginning of period	136,873	214,554
Cash and cash equivalents at end of period	$148,071	$144,533

Supplemental disclosure of cash flow information	Three Months Ended
(Unaudited, in thousands)	July 1, 2018	July 2, 2017
Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$524	$1,879
Additions to intangible assets included in accounts payable and other accrued liabilities	$215	$—
Fair value of partially vested employee equity awards related to pre-combination services that were assumed as part of the business acquisition	$—	$3,400

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
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first quarter of fiscal 2019 and fiscal 2018 was 13 week periods.
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
Significant Accounting Policies. For a description of significant accounting policies, see Note 1, Summary of Significant Accounting Policies to the consolidated financial statements included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 2018. There have been no material changes to the Company's significant accounting policies since the filing of the annual report on Form 10-K other than Revenue Recognition Policy detailed below.
Revenue Recognition Policy Effective April 2, 2018
Effective April 2, 2018, the Company adopted Financial Accounting Standards Board or FASB ASU No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606) using the modified retrospective method applied to those contracts which were not completed as of April 2, 2018.
The Company recognizes revenue when control of its goods and services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for its services. Sales taxes are excluded from revenue. The Company determines revenue recognition through the following steps:

•	Identification of the contract or contracts with a customer

•	Identification of the performance obligation in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the Company satisfies a performance obligation
The Company’s revenue results from semiconductor products sold through three channels: direct sales to original equipment manufacturers (OEMs) and electronic manufacturing service providers (EMSs), consignment sales to OEMs and EMSs, and sales through distributors. Revenue for semiconductor products is recognized when the control is transferred to the customer, which is typically upon shipment to customers. Distributors have rights to price protection, ship from stock pricing credits and stock rotation. The Company accounts for the right of returns, rebates and other pricing adjustments as variable consideration and uses the portfolio approach to estimate these amounts based on the expected amount to be provided to customers and reduce the revenue recognized. The Company utilizes historical experience and market trends to estimate the reserves. Historically, differences between actual and estimated credits have not been material.
For proprietary software licenses that constitute functional intellectual properties, revenue is recognized at the later of when (i) the license term starts and (ii) the software is made available to customers.
The Company recognizes revenue from per-unit royalty-based IP licenses in the period the licensee consumes the licenses. The revenues from fixed-price support or maintenance performance obligations are recognized ratably over the support period consistently with the stand-ready nature of these performance obligations.
The Company’s non-recurring engineering (“NRE”) contracts with customers may include multiple performance obligations. For NRE arrangements, the Company allocates revenue to each performance obligation based on its relative standalone selling price. Revenue is recognized over time in the amount to which the Company has a right to invoice, if the right to consideration from the customer is in an amount that corresponds reasonably with the value to the customer of the entity’s performance completed to date.

Practical Expedients and Elections
The Company recognizes commission costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. As a result, no commission costs are capitalized.
The Company does not disclose the value of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed. The Company does not disclose the nature of the performance obligations and the remaining duration of the performance obligations.
The Company has elected to account for shipping and handling costs as fulfillment costs after the customer obtains control of the goods.
The Company also elects to exclude amounts collected from customers for all sales taxes from the transaction price.
The Company has adopted the practical expedient which states an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less.
In the opinion of management, these condensed consolidated financial statements, consisting only of normal recurring adjustments, reflect all adjustments which are necessary for the fair statement of the condensed consolidated financial statements for the interim period.
Accounting Pronouncements Recently Adopted
Adoption of ASC Topic 606:
On May 28, 2014, FASB issued ASC Topic 606, which creates a single source of revenue guidance under US generally accepted accounting principles for all companies, in all industries, effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Under the new standard, an entity is required to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the expected consideration received in exchange for goods and services. The FASB also issued additional guidance that defines a five-step process in order to achieve this core principle, which may require the use of judgment and estimates, and also requires expanded qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers, including significant judgments and estimates used. The new standard permits adoption either by using (i) a full retrospective approach for all periods presented in the period of adoption or (ii) a modified retrospective approach with the cumulative effect of initially applying the new standard recognized at the date of initial application and providing certain additional disclosures. This new guidance supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the standard.
Effective April 2, 2018, the Company adopted ASC Topic 606 using the modified retrospective method applied to those contracts which were not completed as of April 2, 2018. Results for reporting periods beginning after April 2, 2018 are presented under ASC Topic 606. Prior period amounts are not adjusted and continue to be reported in accordance with its historic accounting under ASC Topic 605. The sale of semiconductor products accounts for the substantial majority of the Company’s consolidated revenue and recognition for such product sales has remained the same under ASC Topic 606 as that under Topic 605. Additionally, other revenue streams remain substantially unchanged. Hence, there was no impact on the opening accumulated deficit as of April 2, 2018 due to the adoption of Topic 606. The Company expects the ongoing impact of the new revenue standard to be immaterial to the consolidated financial statements. Additionally, the balance sheet presentation of certain reserve balances previously shown net within accounts receivable are now presented as refund liabilities within “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheets. Refer to Significant Accounting Policies section above for the Company’s practical expedients and elections.
Other recently adopted pronouncements:
In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which changes the current accounting related to (i) the classification and measurement of certain equity investments, (ii) the presentation of changes in the fair value of financial liabilities measured under the fair value option that are due to instrument-specific credit risk, and (iii) certain disclosures associated with the fair value of financial instruments. Most notably, ASU 2016-01 requires that equity investments, with certain exemptions, be measured at fair value with changes in fair value recognized in net income as opposed to other comprehensive income. The guidance further clarifies that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The Company adopted this guidance in the first quarter of fiscal 2019 on a retrospective basis and concluded that there is no cumulative effect adjustment. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (referred to as the measurement alternative). See Note 6 for details.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The Company adopted the new guidance in the first quarter of fiscal 2019. Upon adoption, the Company applied a modified retrospective transition approach and recognized the unamortized portion of the deferred tax charge of $13.9 million through a cumulative-effect adjustment to accumulated deficit.
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of April 1, 2018, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time repatriation tax recording provisional charges as a component of income tax expense from continuing operations. As of July 1, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for income taxes is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805), which clarifies the definition of business. The update provides a more robust framework to use in determining when a set of assets and activities is a business. The new guidance provides a screen to determine when a set of assets and activities is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the set is not a business. The new guidance becomes effective in fiscal years beginning after December 15, 2017, though early adoption is permitted. The Company adopted the new guidance prospectively in the first quarter of fiscal 2019. There was no material impact in the period of adoption.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the requirements related to accounting in changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new guidance in the first quarter of fiscal 2019. There was no material impact in the period of adoption.
Accounting Pronouncements Not Yet Effective for Fiscal 2019
In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows an entity to elect to reclassify the stranded tax effects resulting from the change in income tax rate from the Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.  The amendments in this update are effective for periods beginning after December 15, 2018. The Company plans to adopt the new standard effective the first quarter of fiscal 2020. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.
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

In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which clarifies, corrects or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create a right-of-use asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. This ASU is effective for annual and interim periods beginning after December 15, 2018. Early adoption is permitted. As currently issued, entities are required to use a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. There are additional optional practical expedients that an entity may elect to apply. The Company plans to adopt the new standard effective the first quarter of fiscal 2020 and expects to elect certain available transitional practical expedients. The Company is currently assessing the impact that the new standard will have on its consolidated financial statements, which will consist primarily of a balance sheet gross up of right-of-use assets and lease liabilities on the Condensed Consolidated Balance Sheets upon adoption, which will increase the Company's total assets and liabilities.
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
The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended
(in thousands, except per share amounts)	July 1, 2018	July 2, 2017
Numerator (basic and diluted):
Net income	$30,720	$16,714
Denominator:
Weighted average common shares outstanding, basic	129,560	133,302
Dilutive effect of employee stock options, restricted stock units and performance stock units	3,246	3,340
Weighted average common shares outstanding, diluted	132,806	136,642

Basic net income per share	$0.24	$0.13
Diluted net income per share	$0.23	$0.12
Potential dilutive common shares of 0.2 million and 24 thousand pertaining to employee stock options, restricted stock units and performance-based stock units were excluded from the calculation of diluted earnings per share for the three months ended July 1, 2018 and July 2, 2017, respectively, because the effect would have been anti-dilutive.
The denominator for diluted net income per share for each of the three months ended July 1, 2018 and July 2, 2017 does not include any effect from the 0.875% Convertible Senior Notes due 2022, or the Convertible Notes. In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of our common stock, as calculated under the terms of the Convertible Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of our common stock, as calculated under the terms of the warrants, exceeds $48.66 per share.
The denominator for diluted net income per share for each of the three months ended July 1, 2018 and July 2, 2017 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 15 for further discussion regarding the Convertible Notes.

Note 3. Revenue

Disaggregated Revenue by Timing of Recognition*	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
Goods/services transferred at a point in time	$226,590	$196,488
Goods/services transferred over time	1,926	225
Total Revenue	$228,516	$196,713
* For other disaggregated revenue information, refer to Note 18.

Contract Balances and Refund Liabilities
The following table provides information about contract assets, refund liabilities and contract liabilities on the condensed consolidated balance sheets:
(in thousands)	July 1, 2018	April 2, 2018
		(as adjusted**)
Contract assets - unbilled revenue	$2,051	$1,595
Refund liabilities - price adjustment and other revenue reserves	$(9,519)	$(10,964)
Contract Liabilities - short-term	$(774)	$(778)
Contract Liabilities - long-term	$(1,161)	$(1,354)
** The as adjusted balances at April 2, 2018 reflect the comparative amounts under ASC Topic 606.

Contract assets consist of the Company’s unbilled revenue to transfer goods or services to a customer for which the Company has yet to receive consideration or the amount is due from the customer. Contract assets are included in “Accounts Receivable, Net” on the Condensed Consolidated Balance Sheets.
The beginning and ending balances of contract assets in the first quarter of fiscal 2019 was $1.6 million and $2.1 million, respectively. During the three months ended July 1, 2018, contract assets increased by $2.0 million associated with unbilled revenue for additional goods and services transferred to customers in the quarter, which was offset by $1.5 million decrease primarily due to invoices issued to customers.
Refund liabilities consist of variable consideration estimates for returns, rebates, price protection, ship from stock pricing credits and stock rotation. Such reserves were previously shown net within “Accounts Receivable, Net” and are now presented within “Other Accrued Liabilities” on the Condensed Consolidated Balance Sheets effective April 2, 2018.
Contract liabilities consist of the Company’s obligation to transfer goods or services to a customer for which the Company has received consideration or the amount is due from the customer. Contract liabilities are classified as short-term or long-term within “Other Accrued Liabilities” or “Other Long-term Liabilities”, respectively, on the Condensed Consolidated Balance Sheets.
Remaining Performance Obligations
As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less, and the remaining duration of the performance obligations for contracts with an original expected duration of greater than one year. As of July 1, 2018, the Company’s remaining performance obligations from contracts with an original expected duration of greater than one year is $4.8 million.
Practical Expedients
The Company has elected to apply the practical expedient to expense commission costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. As a result, no commission costs are capitalized. The Company records these costs within selling, general and administrative expenses on the Condensed Consolidated Statements of Operations.
The Company has adopted the practical expedient which states an entity need not adjust the promised amount of consideration for the effects of a significant financing component if the entity expects, at contract inception, that the period between when the entity transfers a promised good or service to the customer and when the customer pays for that good or service will be one year or less. The Company does not have payments associated with performance obligations outside this one-year time frame.

Note 4. Acquisitions
GigPeak, Inc.
On April 4, 2017, the Company completed its purchase all of the outstanding shares of GigPeak, Inc, a publicly held company mainly operating in the United States, for approximately $250.1 million (the "Acquisition"). GigPeak was a global supplier of semiconductor integrated circuits and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. The Company funded the Acquisition from its available cash on hand and net proceeds from borrowings under its credit facility entered into on April 4, 2017 with JP Morgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the "Credit Agreement"). The Credit Agreement provides for a $200 million term loan facility (the "Initial Term B Loan"). Refer to Note 16 for details.
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
A summary of the fair value of intangible assets and their estimated useful lives is as follows:

(in thousands)	Estimated Fair Value	Estimated Useful Life
Developed technology	$56,000	5 years
Customer contracts and related relationships	28,900	5 years
Order backlog	200	1 year
Software licenses	2,560	less than a year
In-process research and development ("IPR&D")	10,200
Total	$97,860

IPR&D represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. IPR&D consisted of various projects. As of the acquisition date, the estimated remaining costs to complete and the estimated fair value of the IPR&D projects were approximately $7.5 million and $10.2 million, respectively. The IPR&D projects will either be amortized or impaired depending upon whether the project is completed or abandoned. The fair value of IPR&D was determined using the MPEE method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 17% was used to discount the cash flows to the present value. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. In fiscal 2018, $1.2 million of purchased IPR&D projects reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. In addition, in fiscal 2018, the Company recognized a total of $2.0 million impairment charge related to certain IPR&D projects, which was recorded in Research and Development Expense in the Condensed Consolidated Statements of Operations. During the three months ended July 1, 2018, $2.0 million of purchased IPR&D projects reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. The Company expects to complete the remaining projects in fiscal 2019. Refer to Note 11 for additional information.

Note 5. Fair Value Measurements
Financial Assets Measured at Fair Value on a Recurring Basis:
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of July 1, 2018:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$60,288	$—	$60,288
Money market funds	26,979	—	26,979
Asset-backed securities	—	15,865	15,865
Corporate bonds	—	109,482	109,482
International government bonds	—	2,644	2,644
Corporate commercial paper	—	10,683	10,683
Bank deposits	—	41,456	41,456
Repurchase agreement	—	291	291
Total assets measured at fair value	$87,267	$180,421	$267,688
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 1, 2018:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$60,272	$—	$60,272
Money market funds	48,847	—	48,847
Asset-backed securities	—	16,687	16,687
Corporate bonds	—	109,605	109,605
International government bonds	—	2,638	2,638
Corporate commercial paper	—	9,034	9,034
Bank deposits	—	45,080	45,080
Repurchase agreements	—	142	142
Total assets measured at fair value	$109,119	$183,186	$292,305
U.S. government treasuries and U.S. government agency securities as of July 1, 2018 and April 1, 2018 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. There were no transfers into or out of Level 1 or Level 2 financial assets during the three months ended July 1, 2018.
Deferred Compensation Plan:
The deferred compensation plan assets of $18.1 million and $16.9 million as of July 1, 2018 and April 1, 2018, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 14 for additional information on the Employee Benefit Plans.

Convertible Notes:
The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $426.3 million and $422.0 million as of July 1, 2018 and April 1, 2018, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 15 for additional information on the Convertible Notes.
Bank Loan:
The Term B-1 Loan is carried on the Condensed Consolidated Balance Sheets at its outstanding principal balance including accreted interest, net of unamortized debt discount and issuance cost. The fair value of the Term B-1 Loan and the Initial Term B Loan was $199.6 million as of July 1, 2018 and April 1, 2018, respectively. The Company classified the Term B-1 Loan as Level 2 fair value measurement hierarchy as the debt is not actively traded and has variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 16 for additional information.
Others:
In fiscal 2017, IDT purchased substantially all of the assets and liabilities of Synkera Technologies, Inc. (Synkera) for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. During the three months ended July 1, 2018, the Company paid $0.7 million upon the achievement of certain milestones. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $0.6 million and $1.3 million as of July 1, 2018 and April 1, 2018, respectively.
In fiscal 2018, the Company purchased certain assets of SpectraBeam, LLC ("SpectraBeam") for a total purchase consideration of $17.0 million, of which $12.9 million was paid in cash at closing and $4.1 million was recorded as a liability representing the contingent cash consideration. The liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the asset acquisition in measuring fair value. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $4.1 million as of July 1, 2018 and April 1, 2018.
Note 6. Investments
Available-for-Sale Securities

The amortized cost and fair value of available-for-sale investments as of July 1, 2018 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$61,184	$—	$(896)	$60,288
Money market funds	26,979	—	—	26,979
Asset-backed securities	15,958	—	(93)	15,865
Corporate bonds	111,135	37	(1,690)	109,482
International government bonds	2,650	—	(6)	2,644
Corporate commercial paper	10,683	—	—	10,683
Bank deposits	41,456	—	—	41,456
Repurchase agreements	291	—	—	291
Total available-for-sale investments	270,336	37	(2,685)	267,688
Less amounts classified as cash equivalents	(69,500)	—	—	(69,500)
Short-term investments	$200,836	$37	$(2,685)	$198,188

The amortized cost and fair value of available-for-sale investments as of April 1, 2018 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$61,166	$—	$(894)	$60,272
Money market funds	48,847	—	—	48,847
Asset-backed securities	16,797	—	(110)	16,687
Corporate bonds	111,266	43	(1,704)	109,605
International government bonds	2,650	—	(12)	2,638
Corporate commercial paper	9,034	—	—	9,034
Bank deposits	45,080	—	—	45,080
Repurchase agreements	142	—	—	142
Total available-for-sale investments	294,982	43	(2,720)	292,305
Less amounts classified as cash equivalents	(70,279)	—	—	(70,279)
Short-term investments	$224,703	$43	$(2,720)	$222,026

The cost and estimated fair value of available-for-sale securities as of July 1, 2018, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$103,395	$103,252
Due in 1-2 years	120,978	119,343
Due in 2-5 years	45,963	45,093
Total investments in available-for-sale securities	$270,336	$267,688

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of July 1, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$79,242	$(1,358)	$23,324	$(332)	$102,566	$(1,690)
Asset-backed securities	13,027	(77)	2,340	(16)	15,367	(93)
U.S. government treasuries and agencies securities	25,348	(248)	34,940	(648)	60,288	(896)
International government bonds			2,644	(6)	2,644	(6)
Total	$117,617	$(1,683)	$63,248	$(1,002)	$180,865	$(2,685)

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses, as of April 1, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$78,726	$(1,324)	$23,286	$(380)	$102,012	$(1,704)
Asset-backed securities	14,147	(90)	2,540	(20)	16,687	(110)
U.S. government treasuries and agencies securities	25,352	(221)	34,920	(673)	60,272	(894)
International government bonds	—	—	2,638	(12)	2,638	(12)
Total	$118,225	$(1,635)	$63,384	$(1,085)	$181,609	$(2,720)

Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments. As of July 1, 2018, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments. Because the Company has the ability to hold these investments until a recovery of fair value, which maybe maturity, the Company did not consider these investments to be other-than-temporarily impaired as of July 1, 2018 and April 1, 2018.
Non-marketable Equity Securities
As of July 1, 2018 and April 1, 2018, the Company holds capital stock of privately-held companies with total amount of $25.3 million and $27.3 million, respectively. These investments in stocks (included in Other Assets on the Condensed Consolidated Balance Sheets) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company measures equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (referred to as the measurement alternative). The Company recorded an impairment charge of $2.0 million for certain investment during the three months ended July 1, 2018. There was no impairment charge in the three months ended July 2, 2017.

Note 7. Stock-Based Employee Compensation

Total stock-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows:

	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
Cost of revenues	$1,028	$632
Research and development	7,136	5,963
Selling, general and administrative	6,899	5,225
Total stock-based compensation expense	$15,063	$11,820
The amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.

Note 8. Stockholders' Equity
Stock Repurchase Program. On April 24, 2018, the Company's Board of Directors approved an increase to the share repurchase authorization of $400 million. In the three months ended July 1, 2018 and July 2, 2017, the Company repurchased 1.6 million shares for $49.3 million and 1.4 million shares for $34.8 million, respectively. As of July 1, 2018, approximately $457.5 million was available for future purchase under the share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity.

Note 9. Balance Sheet Detail

(in thousands)	July 1, 2018	April 1, 2018
Inventories, net
Raw materials	$5,137	$4,345
Work-in-process	43,782	45,713
Finished goods	17,258	18,644
Total inventories, net	$66,177	$68,702
Accounts receivable, net
Accounts receivable, gross	$124,539	$120,953
Allowance for returns, price credits and doubtful accounts (1)	(1,562)	(12,174)
Total accounts receivable, net	$122,977	$108,779
Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	291,073	285,784
Building and leasehold improvements	50,647	50,722
Total property, plant and equipment, gross	353,255	348,041
Less: accumulated depreciation (2)	(266,320)	(261,196)
Total property, plant and equipment, net	$86,935	$86,845

Other accrued liabilities
Accrued restructuring costs (3)	$2,055	$4,637
Current income tax payable	5,801	6,281
Refund liabilities (1)	9,519	—
Other (4)	15,118	15,606
Total other accrued liabilities	$32,493	$26,524

Other long-term obligations
Deferred compensation related liabilities	$18,105	$16,310
Other (5)	9,264	9,374
Total other long-term liabilities	$27,369	$25,684
(1) Upon adoption of ASC Topic 606 under the modified retrospective method, price adjustment and other revenue reserves were presented in “Other Accrued Liabilities” effective April 2, 2018. Those reserves were previously included in “Accounts Receivable, Net”. Refer to Note 3 for additional information.
(2) Depreciation expense was $6.6 million and $6.1 million for the three months ended July 1, 2018 and July 2, 2017, respectively.
(3) Includes accrued severance costs related to various restructuring actions. Refer to Note 12 for additional information.
(4) Other current liabilities consist primarily of accrued royalties and outside commissions, current portion of deferred revenue, current portion of lease payable, current portion of liability for contingent consideration, and other accrued unbilled expenses.
(5) Other long-term obligations consist primarily of non-current portion of liability for contingent consideration, non-current portion of deferred revenue, non-current portion of lease payable, and other long-term accrued liabilities.

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in the balance of accumulated other comprehensive income (loss) by component, net of tax, for the three months ended July 1, 2018 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain (loss) on available-for-sale investments	Pension adjustments	Total
Balance as of April 1, 2018	$(2,151)	$(2,677)	$65	$(4,763)
Other comprehensive income (loss) before reclassifications	(2,708)	29	—	(2,679)
Net current-period other comprehensive income (loss)	(2,708)	29	—	(2,679)
Balance as of July 1, 2018	$(4,859)	$(2,648)	$65	$(7,442)

There was no reclassification out of accumulated other comprehensive income or loss during the three months ended July 1, 2018.

Note 11. Goodwill and Intangible Assets, Net
During the first quarter of fiscal 2019, the Company revised the composition of its reportable segments as a result of certain organizational changes (Refer to Note 18 for details). Goodwill was reallocated between the two reportable segments using a relative fair value approach. As a result, the Company completed assessments of any potential goodwill impairment for all reportable segments immediately prior to and after the reallocation and determined that no impairment existed.
Goodwill balances by reportable segment as of July 1, 2018 and April 1, 2018 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 1, 2018	$141,300	$278,817	$420,117
Reallocation of goodwill	(21,206)	21,206	—
Balance as of July 1, 2018	$120,094	$300,023	$420,117

Goodwill balances as of July 1, 2018 and April 1, 2018 were net of $920.3 million in accumulated impairment losses.
Intangible asset balances as of July 1, 2018 and April 1, 2018 are summarized as follows:

	July 1, 2018
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$338,365	$(230,174)	$108,191
Trademarks	5,391	(5,391)	—
Customer relationships	201,997	(152,458)	49,539
Intellectual property licenses	7,500	(4,201)	3,299
Software licenses	6,237	(1,406)	4,831
Total amortizable purchased intangible assets	559,490	(393,630)	165,860
In-process research and development (IPR&D)	5,039	—	5,039
Total purchased intangible assets	$564,529	$(393,630)	$170,899

	April 1, 2018
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$336,402	$—	$(223,882)	$112,520
Trademarks	5,391	—	(5,391)	—
Customer relationships	201,997	—	(149,416)	52,581
Intellectual property licenses	7,500	—	(3,901)	3,599
Software licenses	6,023	—	(943)	5,080
Total amortizable purchased intangible assets	557,313	—	(383,533)	173,780
In-process research and development (IPR&D)	9,017	(2,016)	—	7,001
Total purchased intangible assets	$566,330	$(2,016)	$(383,533)	$180,781

Amortization expense for the three months ended July 1, 2018 and July 2, 2017 was $10.1 million and $11.7 million, respectively.
As a result of the acquisition of GigPeak, the Company recognized additional intangible assets with fair value of $97.9 million during the three months ended July 2, 2017 (see Note 4). In the first quarter of fiscal 2018, the Company recorded an accelerated amortization charge of $2.0 million related to certain software licenses as the estimated future cash flows expected resulting from the use of the assets were less than the carrying amount.
The intangible assets are being amortized over estimated useful lives of 1 to 7 years.
Based on the intangible assets recorded as of July 1, 2018, the expected future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Amount
2019 (Remaining 9 months)	$30,530
2020	40,573
2021	39,617
2022	37,331
2023 and thereafter	17,809
Total amortizable purchased intangible assets	165,860
IPR&D	5,039
Total intangible assets	$170,899

Note 12. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of July 1, 2018:

(in thousands)	Continuing Operations	HSC (Discontinued Operations)	Total
Severance and related charges:
Balance as of April 1, 2018	$4,013	$624	$4,637
Provision	533	—	533
Payments and other adjustments	(3,115)	—	(3,115)
Balance as of July 1, 2018	$1,431	$624	$2,055
Facility and related charges:
Balance as of April 1, 2018	$2,281	$—	$2,281
Provision	121	—	121
Payments and other adjustments	(202)	—	(202)
Balance as of July 1, 2018	$2,200	$—	$2,200
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
Integration-related Restructuring Plans
In fiscal 2018, the Company implemented planned cost reduction and restructuring activities in connection with the acquisition of GigPeak. Accordingly, the Company reduced headcount by 46 and recorded severance costs of approximately $2.7 million, of which $2.1 million was paid during fiscal 2018. The Company paid $0.4 million during the first quarter of fiscal 2019 and the remaining $0.2 million will be paid by the second quarter of fiscal 2019.
In connection with the GigPeak integration, the Company recorded $2.8 million in fiscal 2018 for lease obligation charges related to a facility that the Company had determined to meet the cease-use date criteria. The fair value of this liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate in accordance with ASC 420, Exit or Disposal Cost Obligations. As of July 1, 2018, the total accrued balance for the lease obligation was $2.2 million, of which $1.5 million was classified as other long-term liabilities and the remaining $0.7 million was recorded as other accrued liabilities.
Other Restructuring Plans
In fiscal 2018, the Company exited certain non-strategic businesses and reduced headcount by 63. The Company recorded employee severance costs of approximately $5.1 million, of which $2.3 million was paid during fiscal 2018. The Company recorded additional accruals of $0.5 million and paid $2.2 million during the first quarter of fiscal 2019. As of July 1, 2018, the total accrued balance for employee severance costs related to this action was $1.1 million which is expected to be paid by the second quarter of fiscal 2019. In addition, in fiscal 2018, the Company recorded an impairment charge of $7.8 million on certain assets comprised of intangibles, equipment and prepaid licenses, which were determined to be specifically used in these non-strategic businesses and had no alternative use. Impairment charges of $5.4 million and $2.4 million, were included in Cost of Revenues and Research and Development Expenses, respectively in the Condensed Consolidated Statements of Operations.
In fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees and closed its remaining business in France. The Company has substantially completed payments of termination benefits and the total accrued balance related to this action was $0.8 million as of April 1, 2018. The Company paid $0.5 million during the first quarter of fiscal 2019. Accordingly, the total accrued balance for employee severance costs related to this action was $0.3 million as of July 1, 2018. The Company expects to complete this action by the third quarter of fiscal 2019.
In fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company has substantially completed payments of termination benefits and the total accrued balance related to this action was $0.6 million as of April 1, 2018 and July 1, 2018. The Company expects to complete this action by the third quarter of fiscal 2019.
Note 13. Commitments and Contingencies
Warranty

The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of both July 1, 2018 and April 1, 2018.
Litigation
On March 23, 2018, a compliant for patent infringement was served on the Company by DIFF Scale Operations Research, LLC (“DSOR”) in the Federal Court for the District of Delaware. DSOR alleged to be the owner of a certain collection of patents previously owned by ADC Communications, some of which were the subject of the litigation against the Company. This dispute between the parties has now been resolved, and the court case dismissed based on a joint stipulation of the parties on June 28, 2018, with no finding of infringement liability against IDT.
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
Note 14. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $1.2 million and $0.8 million in matching contributions under the plan during the three months ended July 1, 2018 and July 2, 2017, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of July 1, 2018 and April 1, 2018, obligations under the plan totaled approximately $18.1 million and $16.3 million. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of July 1, 2018 and April 1, 2018, the deferred compensation plan assets were approximately $18.1 million and $16.9 million respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox Enterprises, Inc. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of July 1, 2018 and April 1, 2018, the deferred compensation plan assets were approximately $0.4 million, respectively. As of July 1, 2018 and April 1, 2018, the liabilities under this plan were approximately $0.8 million, respectively.
Note 15. Convertible Senior Notes, Warrants and Hedges
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
As of July 1, 2018, none of the conditions allowing holders of the Notes to convert had been met.
At the debt issuance date, the Convertible Notes, net of issuance costs, consisted of the following:

(in thousands)	November 3, 2015
Liability component
Principal	$274,435
Less: Issuance cost	(7,568)
Net carrying amount	266,867
Equity component *
Allocated amount	99,316
Less: Issuance cost	(2,738)
Net carrying amount	96,578
Convertible Notes, net	$363,445
* Recorded on the Condensed Consolidated Balance Sheets within additional paid-in capital.
The following table includes total interest expense recognized related to the Convertible Notes during the three months ended July 1, 2018 and July 2, 2017:

	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
Contractual interest expense	$827	$827
Amortization of debt discount	3,345	3,166
Amortization of debt issuance costs	270	270
	$4,442	$4,263
The net liability component of Convertible Notes is comprised of the following as of July 1, 2018:

(in thousands)	July 1, 2018
Net carrying amount as of April 1, 2018	$299,551
Amortization of debt issuance costs during the period	3,345
Amortization of debt discount during the period	270
Net carrying amount as of July 1, 2018	$303,166
During the three months ended July 1, 2018 and July 2, 2017, the Company paid contractual interest on the Convertible Notes of approximately $1.6 million, respectively. See Note 5 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
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

The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price $33.45 of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging - Contracts in Entity's Own Equity. As of July 1, 2018 and April 1, 2018, no warrants have been exercised.
Note 16. Term B Loan
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
On May 29, 2018 (the "Closing Date"), the Company entered into Amendment No. 1 (the “Amendment”) to its Credit Agreement, for the purpose of, among other things, reducing the interest margin applicable to loans under the Credit Agreement by 0.50%, all of which was treated as a debt modification. On the Closing Date, the aggregate principal amount of the term loans outstanding under the Credit Agreement was approximately $198.0 million. Under the Amendment, the lenders agreed to provide to IDT new term loans (the “Term B-1 Loan”) in the same aggregate principal amount as the outstanding Initial Term B Loan. Such Term B-1 Loan was used to refinance the outstanding Initial Term B Loan in full. The maturity date of the Term B-1 Loan is April 4, 2024; provided that if any of the Company's Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Term B-1 Loan maturity date shall instead be August 16, 2022, unless the Company and its guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes.
The Company will repay the principal amount of the Term B-1 Loan on the last day of each March 31, June 30, September 30 and December 31, in an amount equal to 0.25% of the principal amount of the Term B-1 Loan; and on the maturity date, as described above, in an amount equal to the remainder of the outstanding principal amount of the Term B-1 Loan. The Company may prepay the Term B-1 Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5% (3.0% prior to the Amendment. For the three-month periods ended June 30, 2018 and June 30, 2017, the interest rate on the Term B-1 Loan and the Initial Term B Loan is approximately 4.59% and 4.15%, respectively.
The following table summarizes the outstanding borrowings as of July 1, 2018 and April 1, 2018, respectively:

(in thousands)	July 1, 2018	April 1, 2018
Outstanding principal balance	$197,505	$198,000
Unamortized debt issuance costs and debt discount	(4,722)	(4,927)
Outstanding principal, net of unamortized debt issuance costs and debt discount	$192,783	$193,073
Classified as follows:
Current portion of bank loan	$1,980	$2,000
Long-term bank loan	$190,803	$191,073

The Company made payments totaling $0.5 million towards the outstanding principal balance of the long-term bank loan during the three months ended July 1, 2018 and July 2, 2017, respectively. The following table includes the total interest expense recognized during the three months ended July 1, 2018 and July 2, 2017, respectively:

	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
Contractual interest expense	$2,345	$2,106
Amortization of debt issuance costs and debt discount	205	205
Total	$2,550	$2,311
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Credit Agreement includes customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. Under certain circumstances, a default interest rate will apply on all overdue obligations under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations. The Company is in compliance with the covenants as of July 1, 2018.
See Note 5 to the Company's consolidated financial statements for fair value determination.
Note 17. Income Taxes
During the three ended July 1, 2018 and July 2, 2017, the Company recorded an income tax expense of $3.1 million and an income tax benefit of $1.0 million, respectively.
The income tax expense recorded in the three ended July 1, 2018 was primarily due to the impacts of the current year U.S. taxation of certain income of the Company’s foreign subsidiaries and an increase in higher-taxed earnings in foreign jurisdictions, partially offset by tax benefits from U.S. research and development. The income tax benefit recorded in the three months ended July 2, 2017 was primarily due to the benefit from research and development tax credits and excess tax benefits from stock based compensation.
The Company’s effective tax rate was significantly less than the U.S. federal statutory rate of 21% in all periods primarily due to the benefits of lower-taxed earnings in foreign jurisdictions, including Malaysia, where a tax holiday is in effect through fiscal 2021.
On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”). The TCJA provides for numerous significant tax law changes and modifications including, among other things, reducing the U.S. federal corporate tax rate from 35 percent to 21 percent; requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; generally eliminating U.S. federal income taxes on dividends from foreign subsidiaries; requiring a current inclusion in U.S. federal taxable income of certain earnings of controlled foreign corporations; and creating a new limitation on deductible interest expense. Certain provisions of the TCJA began to impact the Company fiscal year 2018, while other provisions began to impact the Company beginning in fiscal year 2019.
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
Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company’s global income to determine what the impact is expected to be. The Company is not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI. As a result, for the period ended July 1, 2018, the Company has treated GILTI as a period cost and will continue to refine the calculations as additional analysis is completed.

As of July 1, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for fiscal year 2018 was based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.
In fiscal year 2018, in connection with the TCJA and review of the Company’s projected offshore cash flows, and global cash requirements, the Company determined that historical foreign earnings would no longer be permanently reinvested. The Company plans to continue to repatriate its offshore earnings to the U.S. for domestic operations, and has accrued for the related tax impacts accordingly.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. This amends current GAAP which prohibits recognition of current and deferred income taxes for all types of intra-entity asset transfers until the asset has been sold to a third party or otherwise recovered through use. The Company adopted the new guidance in the first quarter of fiscal 2019. Upon adoption, the Company applied a modified retrospective transition approach and recognized the unamortized portion of the deferred tax charge of $13.9 million through a cumulative-effect adjustment to accumulated deficit.
As of July 1, 2018, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
As of July 1, 2018, the Company is under examination in Malaysia for fiscal years 2012 through 2015 and in Canada for fiscal years 2016 through 2017. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
The Company's open years in the U.S. federal jurisdiction are fiscal year 2015 and later years. In addition, the Company is effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that the Company has tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. The Company's open years in various state and foreign jurisdictions are fiscal years 2011 and later.
The Company does not expect a material change in unrecognized tax benefits within the next twelve months.
Note 18. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
During the first quarter of fiscal 2019, the Company reorganized its operating segment structure resulting in a change to the composition of its reportable segments. Prior to the reorganization, some product groups of the acquired GigPeak business were aggregated into the Communications segment while the rest were included in the Computing, Consumer and Industrial segment. As a result of the reorganization, the entire GigPeak business was aggregated to the Computing, Consumer and Industrial segment. The segment financial results for the three months ended July 2, 2017 have been adjusted to conform to the new reportable segment structure effective April 2, 2018.
The Company's reportable segments include the following:

•
Communications segment: includes clock and timing solutions, radio frequency (RF), flow-control management such as multi-port products, telecommunication interface, high-speed static random access memory, first in and first out memory, digital logic and frequency control solutions and Serial RapidIO® switching solutions.

•
Computing, Consumer and Industrial segment: includes clock generation and distribution products, high-performance server memory interfaces, wireless power, PCI Express®, signal integrity, power management solutions, signal integrity products, optical interconnect, video distribution and contribution solutions and sensing products for mobile, automotive and industrial solutions.

The tables below provide information about these segments:

Revenues by segment	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
		(1)
Communications	$67,086	$56,548
Computing, Consumer and Industrial	161,430	140,165
Total revenues	$228,516	$196,713

Income by segment	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
		(1)
Communications	$31,536	$20,752
Computing, Consumer and Industrial	36,227	28,931
Unallocated expenses:
Amortization of intangible assets	(9,334)	(10,841)
Inventory fair market value adjustment	(790)	(4,081)
Stock-based compensation	(15,063)	(11,820)
Severance, retention and facility closure costs	(488)	(653)
Acquisition-related costs and other	—	(2,225)
Other-than-temporary impairment loss on investment	(2,000)	—
Interest expense and other, net	(6,224)	(4,331)
Income before income taxes	$33,864	$15,732
(1) Prior period numbers have been adjusted to conform to the current organizational structure.
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
Hong Kong	$80,675	$63,888
Korea	27,527	18,162
Rest of Asia Pacific	67,292	64,536
Americas (2)	23,268	25,795
Europe	29,754	24,332
Total revenues	$228,516	$196,713
(2) The revenues from the customers in the U.S. were $18.2 million and $22.1 million in the three months ended July 1, 2018 and July 2, 2017, respectively.
The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. Two distributors, Uniquest and its affiliates and Avnet and its affiliates, accounted for 14% and 13%, respectively, of the Company's revenues in the three months ended July 1, 2018. One direct original equipment manufacturer (OEM) customer, SK Hynix, accounted for 10% of the Company's revenues in the three months ended July 1, 2018. One distributor, Avnet and its affiliates accounted for 11% of the Company's revenues in the three months ended July 2, 2017. One direct OEM customer, Samsung Electronics accounted for 11% of the Company's revenues in the three months ended July 2, 2017.

As of July 1, 2018, one distributor represented approximately 20% of the Company’s gross accounts receivable. As of April 1, 2018, one distributor represented approximately 15% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include a test facility in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	July 1, 2018	April 1, 2018
United States	$40,704	$41,230
Malaysia	29,379	28,264
Germany	9,689	10,210
All other countries	7,163	7,141
Total property, plant and equipment, net	$86,935	$86,845
Note 19. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
Interest income	$1,176	$757
Other income, net	495	2,225
Interest income and other, net	$1,671	$2,982
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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 1, 2018 filed with the SEC on May 18, 2018. Operating results for the three months ended July 1, 2018 are not necessarily indicative of operating results for an entire fiscal year.
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

For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for the adoption of ASC Topic 606 and other newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three months ended July 1, 2018 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018.
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
For more information on our business, please see Part I, Item 1, “Business,” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018.
Recent developments
Refinancing of Term B Loan
On May 29, 2018 (the "Closing Date"), we entered into Amendment No. 1 (the “Amendment”) to our Credit Agreement dated April 4, 2017, for the purpose of, among other things, reducing the interest margin applicable to loans under the Credit Agreement by 0.50%, all of which was treated as a debt modification. On the Closing Date, the aggregate principal amount of the term loans outstanding under the Credit Agreement was approximately $198.0 million. Under the Amendment, the lenders agreed to provide to IDT new term loans (the “Term B-1 Loan”) in the same aggregate principal amount as the outstanding Initial Term B Loan. Such Term B-1 Loan was used to refinance the outstanding Initial Term B Loan in full. Refer to Note 16 for details.
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
Acquisition of GigPeak, Inc.
On April 4, 2017, we completed the acquisition of all of the outstanding common stock of GigPeak, a publicly held company mainly operating in the United States in an all-cash transaction for approximately $250.1 million (the "Acquisition"). As a result of this Acquisition, we recorded amortizable intangible assets of $97.9 million and goodwill of $113.2 million during the first quarter of fiscal 2018. In addition, we recorded approximately $2.2 million of acquisition related costs during the first quarter of fiscal 2018, which were included in Selling, General and Administrative Expenses in the Condensed Consolidated Statements of Operations. Refer to Note 4 for details.

Overview
The following table and discussion provide an overview of our operating results for the three months ended July 1, 2018 and July 2, 2017:

	Three Months Ended
(in thousands, except for percentage)	July 1, 2018	July 2, 2017
Revenues	$228,516	$196,713
Gross profit	$136,607	$110,038
As a % of revenues	60%	56%
Operating income	$41,378	$19,647
As a % of revenues	18%	10%
Net income	$30,720	$16,714
As a % of revenues	13%	8%

Our revenues increased by $31.8 million, or 16%, to $228.5 million during the quarter ended July 1, 2018 compared to the quarter ended July 2, 2017. The increase was primarily due to increased demand for memory interface products, higher revenue contribution from automotive/industrial/sensing products and revenue increases from other communications and certain legacy products. These increases were partially offset by other computing, consumer and industrial products. Gross profit percentage and operating income percentage were 60% and 18%, respectively, for the quarter ended July 1, 2018; and 56% and 10%, respectively, for the quarter ended July 2, 2017. Net income was $30.7 million in the first quarter of fiscal 2019, as compared to net income $16.7 million in the first quarter of fiscal 2018. The increase in net income was primarily driven by higher operating income, which was partially offset by higher net other expense and provision for income taxes as compared to the same period in prior fiscal year.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
		(1)
Communications	$67,086	$56,548
Computing, Consumer and Industrial	161,430	140,165
Total revenues	$228,516	$196,713

Product groups representing greater than 10% of net revenues:
	Three Months Ended
As a percentage of net revenues	July 1, 2018	July 2, 2017
Communications:		(1)
Communications timing products	11%	11%
All others less than 10% individually (2)	18%	18%
Total Communications	29%	29%
Computing, Consumer and Industrial:
Memory interface products	29%	25%
Wireless power products	11%	12%
Automotive, industrial and sensing products	15%	13%
All others less than 10% individually (2)	16%	21%
Total Computing, Consumer and Industrial	71%	71%
Total	100%	100%

(1) Prior period numbers have been adjusted to conform to our current organizational structure. The percentage of net revenues for prior period remained the same as previously reported. See Note 18 for details.
(2) Includes product group with less than 10% of net revenue individually in a given year.
Communications Segment
Revenues in our Communications segment increased by $10.5 million, or 19%, to $67.1 million during the quarter ended July 1, 2018 as compared to the quarter ended July 2, 2017. The increase was primarily due to a $6.9 million revenue increase in other communications products and a $3.6 million revenue increase from our legacy products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased by $21.3 million, or 15% to $161.4 million during the quarter ended July 1, 2018 as compared to the quarter ended July 2, 2017. The increase was primarily due to a $15.4 million revenue increase in our memory interface products and an $8.1 million revenue increase in our automotive/industrial/sensing products. The increase was partially offset by decreases from other computing, consumer and industrial products.
Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, Korea, rest of APAC, Americas and Europe accounted for 35%, 12%, 30%, 10% and 13%, respectively, of consolidated revenues in the quarter ended July 1, 2018 compared to 32%, 9%, 33%, 13% and 13%, respectively, of our consolidated revenues in the quarter ended July 2, 2017.
Gross Profit

	Three Months Ended
(in thousands, except for percentages)	July 1, 2018	July 2, 2017
Gross Profit	$136,607	$110,038
Gross Profit Percentage	59.8%	55.9%
Gross profit increased by $26.6 million in the three months ended July 1, 2018 compared to the three months ended July 2, 2017, as a result of increased revenues. Gross profit as a percentage of revenues increased by 3.9% in the three months ended July 1, 2018 compared to the three months ended July 2, 2017. Gross profit percentage increased primarily due to an improved shipment mix of higher margin products and an improved inventory management.
Operating Expenses
The following table presents our operating expenses for the three ended July 1, 2018 and July 2, 2017:

	Three Months Ended
	July 1, 2018		July 2, 2017
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$52,234	23%	$48,449	25%
Selling, general and administrative	$42,995	19%	$41,942	21%
Research and Development (R&D)
R&D expense increased by $3.8 million, or 7.8%, to $52.2 million in the quarter ended July 1, 2018 compared to the quarter ended July 2, 2017. The increase was primarily driven by higher personnel-related costs (including stock-based compensation) which resulted from a mix of increased variable compensation, salary increases and new hires to support future product development.
Selling, General and Administrative (SG&A)
SG&A expense increased by $1.1 million, or 2.5%, to $43.0 million in the quarter ended July 1, 2018 as compared to the quarter ended July 2, 2017. The increase was primarily driven by a $3.2 million from higher personnel-related costs (including stock-based compensation) which resulted from a mix of increased variable compensation and salary increases. This increase was partially offset by a $2.2 million decrease in acquisition-related expenses as a result of GigPeak acquisition during the quarter ended July 2, 2017.
Interest Expense
The components of interest expense for the three months ended July 1, 2018 and July 2, 2017 are summarized as follows:

	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
Contractual interest expense	3,172	2,932
Amortization of debt discount	3,345	3,166
Amortization of debt issuance costs	475	475
Other	193	324
Total interest expense	$7,185	$6,897
Interest expense for the three months ended July 1, 2018 and July 2, 2017 was primarily related to the Convertible Notes and the term loans.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended
(in thousands)	July 1, 2018	July 2, 2017
Interest income	$1,176	$757
Other income, net	495	2,225
Interest income and other, net	$1,671	$2,982

Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three months ended July 1, 2018 as compared to the same periods in prior year was primarily attributable to higher average interest rates for the period. The decrease in other income in the three months ended July 1, 2018 as compared to the same periods in prior year was primarily driven by the unfavorable impact of foreign currency fluctuations which were partially offset by the increase in fair value of the underlying investments of the deferred compensation plan.
Income Tax Expense (Benefit)
During the three months ended July 1, 2018 and July 2, 2017, we recorded an income tax expense of $3.1 million and an income tax benefit of $1.0 million, respectively. The income tax expense recorded in the three ended July 1, 2018 was primarily due to the impacts of the current year U.S. taxation of certain income of our foreign subsidiaries and an increase in higher-taxed earnings in foreign jurisdictions, partially offset by tax benefits from U.S. research and development. The income tax benefit recorded in the three months ended July 2, 2017 was primarily due to the benefit from research and development tax credits and excess tax benefits from stock based compensation.
As of July 1, 2018, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
In fiscal year 2018, in connection with the TCJA and review of our projected offshore cash flows, and global cash requirements, we determined that historical foreign earnings would no longer be permanently reinvested. We plans to continue to repatriate its offshore earnings to the U.S. for domestic operations, and has accrued for the related tax impacts accordingly.
The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of April 1, 2018, we have made reasonable estimates of the effects on our existing deferred tax balances and the one-time repatriation tax recording provisional charges as a component of income tax expense from continuing operations. As of July 1, 2018, we had not fully completed our accounting for the tax effects of the enactment of the TCJA. Our provision for income taxes is based in part on a reasonable estimate of the effects on our transition tax and existing deferred tax balances. We will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on our business and consolidated financial statements.
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

As of July 1, 2018, we are under examination in Malaysia for fiscal years 2012 through 2015 and in Canada for fiscal years 2016 through 2017. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
Our open years in the U.S. federal jurisdiction are fiscal year 2015 and later years. In addition, we are effectively subject to federal tax examination adjustments for tax years ended on or after fiscal year 2000, in that we have tax attribute carryforwards from these years that could be subject to adjustments, if and when utilized. Our open years in various state and foreign jurisdictions are fiscal years 2011 and later.
We do not expect a material change in unrecognized tax benefits within the next twelve months.
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $346.3 million at July 1, 2018, a decrease of $12.6 million compared to April 1, 2018. We had an outstanding debt in the form of Convertible Notes amounting to $373.8 million as of July 1, 2018 and April 1, 2018, and term loans with outstanding principal balance of $197.5 million and $198.0 million as of July 1, 2018 and April 1, 2018, respectively.
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015, between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the certain circumstances as defined in the indenture. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of such circumstances. The conversion rate for the Convertible Notes will initially be 29.8920 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of approximately $33.45 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers. As of July 1, 2018, none of the conditions allowing holders of the Convertible Notes to convert had been met.
On May 29, 2018 (the "Closing Date"), we entered into Amendment No. 1 (the “Amendment”) to its Credit Agreement, for the purpose of, among other things, reducing the interest margin applicable to loans under the Credit Agreement by 0.50%, all of which was treated as a debt modification. On the Closing Date, the aggregate principal amount of the term loans outstanding under the Credit Agreement was approximately $198.0 million. Under the Amendment, the lenders agreed to provide to IDT new term loans (the “Term B-1 Loan”) in the same aggregate principal amount as the outstanding Initial Term B Loan. Such Term B-1 Loan was used to refinance the outstanding Initial Term B Loan in full. The maturity date of the Term B-1 Loan is April 4, 2024; provided that if any of our Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Term B-1 Loan maturity date shall instead be August 16, 2022, unless we and its guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes.
We will repay the principal amount of the Term B-1 Loan on the last day of each March 31, June 30, September 30 and December 31, in an amount equal to 0.25% of the original principal amount of the Initial Term B Loan; and on the maturity date, as described above, in an amount equal to the remainder of the outstanding principal amount of the Term B-1 Loan. We may prepay the Term B-1 Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5% (3.0% prior to the Amendment. For the three-month periods ended June 30, 2018 and June 30, 2017, the interest rate on the Term B-1 Loan and the Initial Term B Loan is approximately 4.59% and 4.15%, respectively.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $44.3 million in the three months ended July 1, 2018 compared to $35.0 million in the three months ended July 2, 2017. Cash provided by operating activities in the three months ended July 1, 2018 consisted of our net income of $30.7 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and deferred income tax which totaled $41.3 million; and cash used for working capital requirements of $27.7 million.

Cash Flows from Investing Activities
Net cash provided by investing activities in the three months ended July 1, 2018 was $14.1 million compared to net cash used of $268.1 million in the three months ended July 2, 2017. Net cash provided by investing activities in the three months ended July 1, 2018 was primarily due to $26.8 million of proceeds from short term investments. Those were partly offset by $3.5 million net purchases of short-term investments and $9.2 million of expenditures to purchase capital equipment and intangible assets.
Cash Flows from Financing Activities
Net cash used by financing activities in the three months ended July 1, 2018 was $45.6 million compared to net cash provided of $161.9 million in the three months ended July 2, 2017. Cash provided by financing activities in the three months ended July 1, 2018 was primarily due to $5.4 million of proceeds from exercise of employee stock options and the issuance of stock under our employee stock purchase plan. Those were partly offset by $49.3 million of proceeds used in the repurchase of our common stock.
We anticipate capital expenditures of approximately $30 million to $40 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of July 1, 2018, we had cash, cash equivalents and investments of approximately $213.5 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of July 1, 2018, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed and in "Note 13 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $198.2 million and $222.0 million as of July 1, 2018 and April 1, 2018, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of July 1, 2018 and April 1, 2018, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of July 1, 2018. We do not currently use derivative financial instruments in our investment portfolio.
As of July 1, 2018, we had an outstanding principal balance in our Term B-1 Loan of $197.5 million. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5%. As the applicable interest rate is based on a floating rate index, we are exposed to interest rate risk. A one hundred basis point change in the contractual interest rate would increase the interest expense for the next 12 months on our outstanding Term B-1 Loan by $2.0 million.
At July 1, 2018 and April 1, 2018, we had an outstanding debt of $373.8 million in the form of convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow us to enter into foreign exchange contracts totaling approximately $32 million, all of which was available at July 1, 2018. As of July 1, 2018 and April 1, 2018, we had no material outstanding foreign exchange contracts.

A substantial majority of our sales is denominated in U.S. dollars. We therefore do not have material foreign currency risk associated with sale of products. We performed a sensitivity analysis for the three months ended July 1, 2018 and July 2, 2017 and determined that, without hedging the exposure, a 10% change in foreign currency exchange rates would result in an approximate 0.6% and 0.8% impact on our revenues (as a percentage of revenue), respectively. For the three months ended July 1, 2018 and July 2, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.9% impact on gross profit margin percentage, respectively, as we operate manufacturing testing facilities in Malaysia and Germany. For the three months ended July 1, 2018 and July 2, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.7% and 0.5% impact to operating expenses (as a percentage of revenue), respectively, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.
Additionally, a relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. Fluctuations in these currencies relative to the United States dollar will result in transaction gains or losses included in net earnings. To date, foreign currency transaction gains or losses due to fluctuations in foreign currency exchange rates were not material.
We did not have any material currency exposure related to any outstanding capital purchases as of July 1, 2018 and April 1, 2018.
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
As of July 1, 2018, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
On March 23, 2018, a compliant for patent infringement was served on the Company by DIFF Scale Operations Research, LLC (“DSOR”) in the Federal Court for the District of Delaware. DSOR alleged to be the owner of a certain collection of patents previously owned by ADC Communications, some of which were the subject of the litigation against the Company. This dispute between the parties has now been resolved, and the court case dismissed based on a joint stipulation of the parties on June 28, 2018, with no finding of infringement liability against IDT.
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
We borrowed $198 million in a term loan facility (Term B-1 Loan) with a maturity date of April 4, 2024. In November 2015, we issued $373.8 million of 0.875% Convertible Senior Notes due 2022 (Convertible Notes). Our substantial indebtedness may:

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

Our Credit Agreement related to the Term B-1 Loan contains customary affirmative and negative covenants, including covenants that limit or restrict our and our subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. Any of these factors could materially and adversely affect our business, financial condition and results of operations. In addition, if we incur additional indebtedness, the risks related to our business and our ability to service or repay our indebtedness would increase.
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

International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, based on the customers' shipment locations, as summarized below:

	Three Months Ended
(percentage of total revenues)	July 1, 2018	July 2, 2017
Hong Kong	35%	32%
Korea	12%	9%
Rest of Asia Pacific	30%	33%
Americas	10%	13%
Europe	13%	13%
Total	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of July 1, 2018, we had cash, cash equivalents and investments of approximately $213.5 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $420.1 million of goodwill and $170.9 million of intangible assets on our Condensed Consolidated Balance Sheets as of July 1, 2018. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2019, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the first quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 2, 2018 - April 29, 2018	327,576	$30.51	327,576	$496,831,689
April 30, 2018 - May 27, 2018	747,110	$30.58	747,110	$473,977,418
May 28, 2018 - July 1, 2018	483,983	$34.05	483,983	$457,492,830
Total	1,558,669	$31.64	1,558,669

On April 24, 2018, the Company's Board of Directors approved an increase to the share repurchase authorization of $400 million.
In the three months ended July 1, 2018, the Company repurchased 1.6 million shares for $49.3 million. As of July 1, 2018, approximately $457.5 million was available for future purchase under the new share repurchase program.
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

10.1	Amendment No. 1 dated as of May 29, 2018, by and among JPMorgan Chase Bank, N.A. (and the other lenders party thereto) and Integrated Device Technology, Inc.
10.2	Credit Agreement, dated as of April 4, 2017, by and among JPMorgan Chase Bank, N.A. (and the other lenders party thereto) and Integrated Device Technology, Inc.
10.3
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

10.5
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

10.7
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

10.9
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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
August 7, 2018		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
August 7, 2018		Brian C. White Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)