Form 10-Q
period 2018-09-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2018-11-06
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018 OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of November 2, 2018 was approximately 129,020,313.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	September 30, 2018	April 1, 2018
Assets
Current assets:
Cash and cash equivalents	$200,645	$136,873
Short-term investments	192,032	222,026
Accounts receivable, net	129,405	108,779
Inventories	61,078	68,702
Prepayments and other current assets	12,358	12,734
Total current assets	595,518	549,114
Property, plant and equipment, net	88,986	86,845
Goodwill	420,117	420,117
Intangible assets, net	174,886	180,781
Deferred tax assets	8,453	11,764
Other assets	50,202	61,910
Total assets	$1,338,162	$1,310,531
Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$42,106	$41,070
Accrued compensation and related expenses	39,900	44,002
Current portion of bank loan	1,980	2,000
Other accrued liabilities	44,091	26,524
Total current liabilities	128,077	113,596
Deferred tax liabilities	11,362	10,221
Long-term income tax payable	23,539	25,034
Convertible notes	306,827	299,551
Long-term bank loan, net	190,513	191,073
Other long-term liabilities	30,286	25,684
Total liabilities	690,604	665,159
Commitments and contingencies (Note 13)
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 128,999 and 129,531 shares outstanding as of September 30, 2018 and April 1, 2018, respectively	129	130
Additional paid-in capital	2,792,906	2,752,784
Treasury stock at cost: 131,140 and 128,518 shares as of September 30, 2018 and April 1, 2018, respectively	(1,889,110)	(1,801,624)
Accumulated deficit	(248,906)	(301,155)
Accumulated other comprehensive loss	(7,461)	(4,763)
Total stockholders' equity	647,558	645,372
Total liabilities and stockholders' equity	$1,338,162	$1,310,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
(Unaudited, in thousands, except per share data)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenues	$235,484	$204,398	$464,000	$401,111
Cost of revenues	91,900	87,636	183,809	174,311
Gross profit	143,584	116,762	280,191	226,800
Operating expenses:
Research and development	55,509	48,742	107,743	97,191
Selling, general and administrative	46,753	44,485	89,748	86,427
Total operating expenses	102,262	93,227	197,491	183,618
Operating income	41,322	23,535	82,700	43,182
Other-than-temporary impairment loss on investment	—	—	(2,000)	—
Interest expense	(7,045)	(6,834)	(14,230)	(13,731)
Interest income and other, net	2,437	1,948	4,108	4,930
Income before income taxes	36,714	18,649	70,578	34,381
Benefit from (provision for) income taxes	(1,214)	31	(4,358)	1,013
Net income	$35,500	$18,680	$66,220	$35,394
Net income per share:
Basic	$0.27	$0.14	$0.51	$0.27
Diluted	$0.26	$0.14	$0.49	$0.26
Weighted average shares:
Basic	129,155	133,269	129,357	133,286
Diluted	134,755	136,059	133,957	136,434

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended		Six Months Ended
(Unaudited, in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Net income	$35,500	$18,680	$66,220	$35,394
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	(291)	1,228	(2,999)	2,631
Change in net unrealized gain on investments, net of tax	272	78	301	212
Total other comprehensive income (loss)	(19)	1,306	(2,698)	2,843
Comprehensive income	$35,481	$19,986	$63,522	$38,237

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
(Unaudited, in thousands)	September 30, 2018	October 1, 2017
Cash flows from operating activities:
Net income	$66,220	$35,394
Adjustments:
Depreciation	13,506	13,173
Amortization of intangible assets	20,767	21,626
Amortization of debt issuance costs and debt discount	7,686	7,326
Other-than-temporary impairment loss on investment	2,000	—
Stock-based compensation expense, net of amounts capitalized in inventory	30,700	24,769
Deferred income tax	4,452	(7,550)
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(9,662)	(1,569)
Inventories	7,656	7,111
Prepayments and other assets	(2,831)	1,112
Accounts payable	1,889	(7,633)
Accrued compensation and related expenses	(4,103)	852
Deferred income on shipments to distributors	—	838
Income taxes payable and receivable	(3,432)	4,573
Other accrued liabilities and long-term liabilities	4,774	(1,413)
Net cash provided by operating activities	139,622	98,609
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(237,716)
Asset acquisition	—	(12,956)
Purchases of property, plant and equipment, net	(17,294)	(15,531)
Purchases of intangible assets	(3,045)	(259)
Purchase of non-marketable equity securities	(950)	(10,000)
Purchases of short-term investments	(13,096)	(128,718)
Proceeds from sales of short-term investments	4,455	77,287
Proceeds from maturities of short-term investments	38,436	21,292
Net cash provided by (used in) investing activities	8,506	(306,601)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,389	5,154
Repurchases of common stock	(87,486)	(58,312)
Payment of capital lease obligations	(581)	(587)
Proceeds of Initial Term B Loan, net of discount and issuance costs	—	194,252
Principal payments of long-term bank loan	(990)	(1,000)
Payment of contingent consideration	(2,790)	—
Net cash provided by (used in) financing activities	(82,458)	139,507
Effect of exchange rates on cash and cash equivalents	(1,898)	1,828
Net increase (decrease) in cash and cash equivalents	63,772	(66,657)
Cash and cash equivalents at beginning of period	136,873	214,554
Cash and cash equivalents at end of period	$200,645	$147,897

Supplemental disclosure of cash flow information	Six Months Ended
(Unaudited, in thousands)	September 30, 2018	October 1, 2017
Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$661	$1,109
Additions to intangible assets included in accounts payable and other accrued liabilities	$12,605	$4,768
Fair value of partially vested employee equity awards related to pre-combination services that were assumed as part of the business acquisition	$—	$3,400
Contingent consideration in connection with the asset acquisition included in other accrued liabilities and other long-term liabilities	$—	$4,080

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
Pending Merger with Renesas Electronics Corporation. On September 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics Corporation, a Japanese corporation (“Renesas”). The Merger Agreement and the Merger (as defined below) have been approved by the boards of directors of both companies.
The Merger Agreement provides that a wholly owned direct subsidiary of Renesas (“Merger Sub”) will be merged with and into IDT (the “Merger”), with IDT continuing as the surviving corporation and a direct wholly owned subsidiary of Renesas.
At the effective time of the Merger, each outstanding share of common stock, par value $0.001 per share, of IDT (a “Company Share”), other than shares held by stockholders who have validly exercised their appraisal rights under Delaware law, and certain shares owned by IDT, Renesas and their subsidiaries, will be automatically converted into the right to receive $49.00 in cash, without interest.
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of IDT's stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Closing of the Merger is expected in the first half of calendar 2019 subject to two three-month extensions in order to obtain required regulatory approvals.
The Merger Agreement contains certain termination rights for IDT and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before June 10, 2019, subject to the two three-month extensions mentioned above. Upon termination of the Merger Agreement under specified circumstances, IDT or Renesas will be required to pay the other party a termination fee of $166.4 million.
The Company recorded transaction-related costs of $3.9 million, principally for outside financial advisory, legal and related fees and expenses associated with the pending acquisition in the three months ended September 30, 2018. These costs are recorded in selling, general and administrative expense included in the Condensed Consolidated Statement of Operations for the three and six months ended September 30, 2018. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first and second quarters of fiscal 2019 and fiscal 2018 were 13 week periods.
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
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of April 1, 2018, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time repatriation tax recording provisional charges as a component of income tax expense from continuing operations. As of September 30, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for income taxes is based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.
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
In May 2017, the FASB issued ASU No. 2017-09, Compensation–Stock Compensation (Topic 718): Scope of Modification Accounting, which amends the requirements related to accounting in changes to stock compensation awards. The guidance in ASU 2017-09 is effective for annual periods beginning after December 15, 2017, including interim periods within those fiscal years. The Company adopted the new guidance in the first quarter of fiscal 2019. There was no material impact in the period of adoption.
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

In January 2017, the FASB issued ASU 2017-04, Intangibles–Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating the Step 2 impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The new guidance requires an entity to compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. Additionally, an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The new guidance becomes effective for goodwill impairment tests in fiscal years beginning after December 15, 2019, though early adoption is permitted. The Company does not believe that the adoption of this new accounting guidance will have any material impact on its consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments–Credit Losses, which changes the accounting for recognizing impairments of financial assets. Under the new guidance, credit losses for certain types of financial instruments will be estimated based on expected losses. The new guidance also modifies the impairment models for available-for-sale debt securities and for purchased financial assets with credit deterioration since their origination. The new guidance will be effective for the Company starting in the first quarter of fiscal 2021. Early adoption is permitted starting in the first quarter of fiscal 2020. The Company is in the process of determining the effects the adoption will have on its consolidated financial statements.
In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which clarifies, corrects or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create a right-of-use asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and must be applied using a modified retrospective approach, with certain practical expedients available. The Company plans to adopt the new standard effective the first quarter of fiscal 2020 and expects to elect certain available transitional practical expedients. The Company is currently assessing the impact that the new standard will have on its consolidated financial statements, which will consist primarily of a balance sheet gross up of right-of-use assets and lease liabilities on the Condensed Consolidated Balance Sheets upon adoption, which will increase the Company's total assets and liabilities.
Note 2. Net Income Per Share
Basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Diluted net income per share is computed using the weighted-average number of common and dilutive potential common shares outstanding during the period. Potential common shares include employee stock options, restricted stock units, performance-based stock units and convertible notes. For purposes of computing diluted net income per share, weighted average potential common shares do not include potential common shares that are anti-dilutive under the treasury stock method.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Numerator (basic and diluted):
Net income	$35,500	$18,680	$66,220	$35,394
Denominator:
Weighted average common shares outstanding, basic	129,155	133,269	129,357	133,286
Dilutive effect of employee stock options, restricted stock units and performance stock units	4,100	2,790	4,052	3,148
Dilutive effect of convertible notes	1,500	—	548	—
Weighted average common shares outstanding, diluted	134,755	136,059	133,957	136,434
Basic net income per share	$0.27	$0.14	$0.51	$0.27
Diluted net income per share	$0.26	$0.14	$0.49	$0.26
Potential dilutive common shares of seven thousand and 18 thousand pertaining to employee stock options, restricted stock units and performance-based stock units were excluded from the calculation of diluted earnings per share for the three months ended September 30, 2018 and October 1, 2017, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 11 thousand and 55 thousand pertaining to employee stock options, restricted stock units and performance stock units were excluded from the calculation of diluted earnings per share for the six months ended September 30, 2018 and October 1, 2017, respectively, because the effect would have been anti-dilutive.
In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income per share unless the average price of the Company's common stock, as calculated under the terms of the Convertible Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income per share will not include any effect from the warrants unless the average price of the Company's common stock, as calculated under the terms of the warrants, exceeds $48.66 per share. For the three and six months ended September 30, 2018, the Company included the Convertible Notes in the calculation of diluted earnings per share of common stock because the average market price of the Company's stock was above the conversion price. The Company could potentially exclude the Convertible Notes in the future if the average market price is below the conversion price. The denominator for diluted net income per share for the three and six months ended October 1, 2017 does not include any effect from the Convertible Notes.
The denominator for diluted net income per share for each of the three and six months ended September 30, 2018 and October 1, 2017 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 15 for further discussion regarding the Convertible Notes.

Note 3. Revenue

Disaggregated Revenue by Timing of Recognition*	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Goods/services transferred at a point in time	$233,630	$204,159	$460,221	$400,647
Goods/services transferred over time	1,854	239	3,779	464
Total Revenue	$235,484	$204,398	$464,000	$401,111
* For other disaggregated revenue information, refer to Note 18.

Contract Balances and Refund Liabilities
The following table provides information about contract assets, refund liabilities and contract liabilities on the condensed consolidated balance sheets:
		April 2, 2018
(in thousands)	September 30, 2018	(as adjusted**)
Contract assets - unbilled revenue	$751	$1,595
Refund liabilities - price adjustment and other revenue reserves	$(11,448)	$(10,964)
Contract Liabilities - short-term	$(774)	$(778)
Contract Liabilities - long-term	$(967)	$(1,354)
** The "as adjusted" balances at April 2, 2018 reflect the comparative amounts under ASC Topic 606.
Contract assets consist of the Company’s unbilled revenue to transfer goods or services to a customer for which the Company has yet to receive consideration or the amount is due from the customer. Contract assets are included in “Accounts Receivable, Net” on the Condensed Consolidated Balance Sheets.
The beginning and ending balances of contract assets in the second quarter of fiscal 2019 were $2.1 million and $0.8 million, respectively. During the three and six months ended September 30, 2018, contract assets increased by $0.8 million and $2.8 million, respectively, associated with unbilled revenue for additional goods and services transferred to customers, which was offset by decreases of $2.1 million and $3.6 million, respectively, primarily due to invoices issued to customers.
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
Remaining Performance Obligations
As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less, and the remaining duration of the performance obligations for contracts with an original expected duration of greater than one year. As of September 30, 2018, the Company’s remaining performance obligations from contracts with an original expected duration of greater than one year is $7.9 million.
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

Note 4. Acquisitions
GigPeak, Inc.
On April 4, 2017, the Company completed its purchase all of the outstanding shares of GigPeak, Inc, a publicly held company mainly operating in the United States, for approximately $250.1 million (the "Acquisition"). GigPeak was a global supplier of semiconductor integrated circuits and software solutions for high-speed connectivity and high-quality video compression over the network and the cloud. The Company funded the Acquisition from its available cash on hand and net proceeds from borrowings under its credit facility entered into on April 4, 2017 with JP Morgan Chase Bank, N.A. as administrative agent and the various lenders signatory thereto (the "Credit Agreement"). The Credit Agreement provides for a $200.0 million term loan facility (the "Initial Term B Loan"). Refer to Note 16 for details.
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
IPR&D represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. IPR&D consisted of various projects. As of the acquisition date, the estimated remaining costs to complete and the estimated fair value of the IPR&D projects were approximately $7.5 million and $10.2 million, respectively. The IPR&D projects will either be amortized or impaired depending upon whether the project is completed or abandoned. The fair value of IPR&D was determined using the MPEE method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 17% was used to discount the cash flows to the present value. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. In fiscal 2018, $1.2 million of purchased IPR&D projects reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. In addition, in fiscal 2018, the Company recognized a total of $2.0 million impairment charge related to certain IPR&D projects, which was recorded in Research and Development Expense in the Condensed Consolidated Statements of Operations. During the three and six months ended September 30, 2018, $1.2 million and $3.1 million of purchased IPR&D projects, respectively, reached technological feasibility and were reclassified as core and developed technology and began being amortized over its estimated useful life. The Company expects to complete the remaining projects within fiscal 2019. Refer to Note 11 for additional information.

Note 5. Fair Value Measurements
Financial Assets Measured at Fair Value on a Recurring Basis:
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of September 30, 2018:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$60,358	$—	$60,358
Money market funds	101,034	—	101,034
Asset-backed securities	—	13,863	13,863
Corporate bonds	—	107,864	107,864
International government bonds	—	—	—
Corporate commercial paper	—	17,402	17,402
Bank deposits	—	17,216	17,216
Repurchase agreement	—	103	103
Total assets measured at fair value	$161,392	$156,448	$317,840
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 1, 2018:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$60,272	$—	$60,272
Money market funds	48,847	—	48,847
Asset-backed securities	—	16,687	16,687
Corporate bonds	—	109,605	109,605
International government bonds	—	2,638	2,638
Corporate commercial paper	—	9,034	9,034
Bank deposits	—	45,080	45,080
Repurchase agreements	—	142	142
Total assets measured at fair value	$109,119	$183,186	$292,305
U.S. government treasuries and U.S. government agency securities as of September 30, 2018 and April 1, 2018 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. There were no transfers into or out of Level 1 or Level 2 financial assets during the three and six months ended September 30, 2018.

Deferred Compensation Plan:
The deferred compensation plan assets of $18.7 million and $16.9 million as of September 30, 2018 and April 1, 2018, respectively, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 14 for additional information on the Employee Benefit Plans.
Convertible Notes:
The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $561.7 million and $422.0 million as of September 30, 2018 and April 1, 2018, respectively, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 15 for additional information on the Convertible Notes.
Bank Loan:
The Term B-1 Loan is carried on the Condensed Consolidated Balance Sheets at its outstanding principal balance including accreted interest, net of unamortized debt discount and issuance cost. The fair value of the Term B-1 Loan and the Initial Term B Loan was $198.5 million and $199.6 million as of September 30, 2018 and April 1, 2018, respectively. The Company classified the Term B-1 Loan as Level 2 fair value measurement hierarchy as the debt is not actively traded and has variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 16 for additional information.
Others:
In fiscal 2017, IDT purchased substantially all of the assets and liabilities of Synkera Technologies, Inc. (Synkera) for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. During the six months ended September 30, 2018, the Company paid $0.7 million upon the achievement of certain milestones. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $0.6 million and $1.3 million as of September 30, 2018 and April 1, 2018, respectively.
In fiscal 2018, the Company purchased certain assets of SpectraBeam, LLC ("SpectraBeam") for a total purchase consideration of $17.0 million, of which $12.9 million was paid in cash at closing and $4.1 million was recorded as a liability representing the contingent cash consideration. The liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the asset acquisition in measuring fair value. During the six months ended September 30, 2018, the Company paid $2.1 million upon the achievement of certain milestones. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $2.0 million and $4.1 million as of September 30, 2018 and April 1, 2018, respectively.

Note 6. Investments
Available-for-Sale Securities
The amortized cost and fair value of available-for-sale investments as of September 30, 2018 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$61,203	$—	$(845)	$60,358
Money market funds	101,034	—	—	101,034
Asset-backed securities	13,931	—	(68)	13,863
Corporate bonds	109,327	41	(1,504)	107,864
International government bonds	—	—	—	—
Corporate commercial paper	17,402	—	—	17,402
Bank deposits	17,216	—	—	17,216
Repurchase agreements	103	—	—	103
Total available-for-sale investments	320,216	41	(2,417)	317,840
Less amounts classified as cash equivalents	(125,808)	—	—	(125,808)
Short-term investments	$194,408	$41	$(2,417)	$192,032
The amortized cost and fair value of available-for-sale investments as of April 1, 2018 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$61,166	$—	$(894)	$60,272
Money market funds	48,847	—	—	48,847
Asset-backed securities	16,797	—	(110)	16,687
Corporate bonds	111,266	43	(1,704)	109,605
International government bonds	2,650	—	(12)	2,638
Corporate commercial paper	9,034	—	—	9,034
Bank deposits	45,080	—	—	45,080
Repurchase agreements	142	—	—	142
Total available-for-sale investments	294,982	43	(2,720)	292,305
Less amounts classified as cash equivalents	(70,279)	—	—	(70,279)
Short-term investments	$224,703	$43	$(2,720)	$222,026
The cost and estimated fair value of available-for-sale securities as of September 30, 2018, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$200,786	$200,171
Due in 1-2 years	83,229	82,094
Due in 2-5 years	36,201	35,575
Total investments in available-for-sale securities	$320,216	$317,840

The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of September 30, 2018, aggregated by investment category and length of time that individual securities have been in a continuous loss position.

	Less Than 12 Months		12 Months or Greater		Total
(in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Corporate bonds	$48,989	$(814)	$51,168	$(690)	$100,157	$(1,504)
Asset-backed securities	9,546	(45)	3,929	(23)	13,475	(68)
U.S. government treasuries and agencies securities	15,522	(155)	44,836	(690)	60,358	(845)
Total	$74,057	$(1,014)	$99,933	$(1,403)	$173,990	$(2,417)

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
Currently, a significant portion of the Company’s available-for-sale investments that it holds are high grade instruments. As of September 30, 2018, the unrealized losses on the Company’s available-for-sale investments represented an insignificant amount in relation to its total available-for-sale portfolio. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments. Because the Company has the ability to hold these investments until a recovery of fair value, which maybe maturity, the Company did not consider these investments to be other-than-temporarily impaired as of September 30, 2018 and April 1, 2018.
Non-marketable Equity Securities
As of September 30, 2018 and April 1, 2018, the Company holds capital stock of privately-held companies with total amount of $26.2 million and $27.3 million, respectively. During the three months ended September 30, 2018, the Company purchased preferred shares of a privately-held company for $1.0 million. These investments in stocks (included in Other Assets on the Condensed Consolidated Balance Sheets) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company measures equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (referred to as the measurement alternative). The Company recorded an impairment charge of $2.0 million for certain investment during the first quarter of fiscal 2019. There was no impairment charge during the three months ended September 30, 2018 and the three and six months ended October 1, 2017.

Note 7. Stock-Based Employee Compensation

Total stock-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Cost of revenues	$829	$763	$1,857	$1,396
Research and development	7,829	6,094	14,965	12,056
Selling, general and administrative	6,979	6,092	13,878	11,317
Total stock-based compensation expense	$15,637	$12,949	$30,700	$24,769

The amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.

Note 8. Stockholders' Equity
Stock Repurchase Program. On April 24, 2018, the Company's Board of Directors approved an increase to the share repurchase authorization of $400 million. In the three and six months ended September 30, 2018, the Company repurchased 1.1 million shares for $38.1 million and 2.6 million shares for $87.5 million, respectively. As of September 30, 2018, approximately $419.3 million was available for future purchase under the share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity. Due to the pending merger with Renesas, the Company suspended further repurchases under its repurchase program effective September 11, 2018.

Note 9. Balance Sheet Detail

(in thousands)	September 30, 2018	April 1, 2018
Inventories, net
Raw materials	$4,264	$4,345
Work-in-process	36,017	45,713
Finished goods	20,797	18,644
Total inventories, net	$61,078	$68,702
Accounts receivable, net
Accounts receivable, gross	$131,283	$120,953
Allowance for returns, price credits and doubtful accounts (1)	(1,878)	(12,174)
Total accounts receivable, net	$129,405	$108,779
Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	298,818	285,784
Building and leasehold improvements	51,134	50,722
Total property, plant and equipment, gross	361,487	348,041
Less: accumulated depreciation (2)	(272,501)	(261,196)
Total property, plant and equipment, net	$88,986	$86,845

Other accrued liabilities
Accrued restructuring costs (3)	$2,340	$4,637
Current income tax payable	4,736	6,281
Refund liabilities (1)	11,448	—
Other (4)	25,567	15,606
Total other accrued liabilities	$44,091	$26,524

Other long-term obligations
Deferred compensation related liabilities	$18,207	$16,310
Other (5)	12,079	9,374
Total other long-term liabilities	$30,286	$25,684
(1) Upon adoption of ASC Topic 606 under the modified retrospective method, price adjustment and other revenue reserves were presented in “Other Accrued Liabilities” effective April 2, 2018. Those reserves were previously included in “Accounts Receivable, Net”. Refer to Note 3 for additional information.
(2) Depreciation expense was $6.9 million and $7.1 million for the three months ended September 30, 2018 and October 1, 2017, respectively. Depreciation expense was $13.5 million and $13.2 million for the six months ended September 30, 2018 and October 1, 2017, respectively.
(3) Includes accrued severance costs related to various restructuring actions. Refer to Note 12 for additional information.
(4) Other current liabilities consist primarily of current portion of liability for contingent consideration, merger-related expenses associated with the pending merger with Renesas, current portion of deferred revenue and other accrued unbilled expenses.
(5) Other long-term obligations consist primarily of non-current portion of deferred revenue and other long-term accrued liabilities.

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in the balance of accumulated other comprehensive income (loss) by component, net of tax, for the six months ended September 30, 2018 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain (loss) on available-for-sale investments	Pension adjustments	Total
Balance as of April 1, 2018	$(2,151)	$(2,677)	$65	$(4,763)
Other comprehensive income (loss) before reclassifications	(2,999)	301	—	(2,698)
Net current-period other comprehensive income (loss)	(2,999)	301	—	(2,698)
Balance as of September 30, 2018	$(5,150)	$(2,376)	$65	$(7,461)

There was no reclassification out of accumulated other comprehensive income or loss during the six months ended September 30, 2018.

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
Goodwill balances by reportable segment as of September 30, 2018 and April 1, 2018 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 1, 2018	$141,300	$278,817	$420,117
Reallocation of goodwill	(21,206)	21,206	—
Balance as of September 30, 2018	$120,094	$300,023	$420,117
Goodwill balances as of September 30, 2018 and April 1, 2018 were net of $920.3 million in accumulated impairment losses. Intangible asset balances as of September 30, 2018 and April 1, 2018 are summarized as follows:

	September 30, 2018
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$339,521	$(236,496)	$103,025
Trademarks	5,391	(5,391)	—
Customer relationships	201,997	(155,501)	46,496
Intellectual property licenses	7,500	(4,500)	3,000
Software licenses	20,894	(2,411)	18,483
Total amortizable purchased intangible assets	575,303	(404,299)	171,004
In-process research and development (IPR&D)	3,882	—	3,882
Total purchased intangible assets	$579,185	$(404,299)	$174,886

	April 1, 2018
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$336,402	$—	$(223,882)	$112,520
Trademarks	5,391	—	(5,391)	—
Customer relationships	201,997	—	(149,416)	52,581
Intellectual property licenses	7,500	—	(3,901)	3,599
Software licenses	6,023	—	(943)	5,080
Total amortizable purchased intangible assets	557,313	—	(383,533)	173,780
In-process research and development (IPR&D)	9,017	(2,016)	—	7,001
Total purchased intangible assets	$566,330	$(2,016)	$(383,533)	$180,781
During the three months ended September 30, 2018, the Company purchased $14.7 million of software licenses.
Amortization expense for the three months ended September 30, 2018 and October 1, 2017 was $10.7 million and $9.9 million, respectively. Amortization expense for the six months ended September 30, 2018 and October 1, 2017 was $20.8 million and $21.6 million, respectively. In the six months ended October 1, 2017, the Company recorded an accelerated amortization charge of $2.0 million related to certain software licenses as the estimated future cash flows expected resulting from the use of the assets were less than the carrying amount.
The intangible assets are being amortized over estimated useful lives of 1 to 7 years.
Based on the intangible assets recorded as of September 30, 2018, the expected future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Amount
2019 (Remaining 6 months)	$22,585
2020	45,812
2021	44,856
2022	39,595
2023 and thereafter	18,156
Total amortizable purchased intangible assets	171,004
IPR&D	3,882
Total intangible assets	$174,886

Note 12. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of September 30, 2018:

(in thousands)	Amount
Severance and related charges:
Balance as of April 1, 2018	$4,637
Provision	1,891
Payments and other adjustments	(4,188)
Balance as of September 30, 2018	$2,340
Facility and related charges:
Balance as of April 1, 2018	$2,281
Provision	315
Payments and other adjustments	(2,113)
Balance as of September 30, 2018	$483
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
Integration-related Restructuring Plans
In fiscal 2018, the Company implemented planned cost reduction and restructuring activities in connection with the acquisition of GigPeak. Accordingly, the Company reduced headcount by 46 and recorded severance costs of approximately $2.7 million, of which $2.1 million was paid during fiscal 2018 and $0.6 million was paid in the six months ended September 30, 2018.
In connection with the GigPeak integration, the Company recorded $2.8 million in fiscal 2018 for lease obligation charges related to a facility that the Company had determined to meet the cease-use date criteria. The fair value of this liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate in accordance with ASC 420, Exit or Disposal Cost Obligations. During the three months ended September 30, 2018, the Company entered into a lease termination agreement and paid a lease termination fee of $1.5 million for the early termination of the lease. No penalties were incurred as a result of the early termination. As of September 30, 2018, the total accrued balance was $0.2 million, which is expected to be paid by the fourth quarter of fiscal 2019.
Other Restructuring Plans
In fiscal 2018, the Company exited certain non-strategic businesses and reduced headcount by 63. The Company recorded employee severance costs of approximately $5.1 million, of which $2.3 million was paid during fiscal 2018. The Company recorded additional accruals of $0.5 million and paid $3.3 million in the six months ended September 30, 2018. During the three months ended September 30, 2018, the Company reduced headcount by 18 and recorded an accrual of $1.4 million related to this action. As of September 30, 2018, the total accrued balance for employee severance costs related to those actions was $1.4 million, which is expected to be paid by the first quarter of fiscal 2020. The balance of facility and related charges also included a $0.3 million lease liability related to the cease-use of a design center, which is expected to be fully paid in fiscal 2022.
In fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees and closed its remaining business in France. The Company has substantially completed payments of termination benefits and the total accrued balance related to this action was $0.8 million as of April 1, 2018. The Company paid $0.5 million during the first quarter of fiscal 2019. Accordingly, the total accrued balance for employee severance costs related to this action was $0.3 million as of September 30, 2018. The Company expects to complete this action by the fourth quarter of fiscal 2019.
In fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company has substantially completed payments of termination benefits and the total accrued balance related to this action was $0.6 million as of April 1, 2018 and September 30, 2018. The Company expects to complete this action by the fourth quarter of fiscal 2019.

Note 13. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.3 million as of both September 30, 2018 and April 1, 2018.
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
Note 14. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $1.8 million and $1.4 million in matching contributions under the plan during the six months ended September 30, 2018 and October 1, 2017, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of September 30, 2018 and April 1, 2018, obligations under the plan totaled approximately $18.2 million and $16.3 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of September 30, 2018 and April 1, 2018, the deferred compensation plan assets were approximately $18.7 million and $16.9 million, respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox Enterprises, Inc. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of both September 30, 2018 and April 1, 2018, the deferred compensation plan assets were approximately $0.4 million. As of both September 30, 2018 and April 1, 2018, the liabilities under this plan were approximately $0.8 million.
Note 15. Convertible Senior Notes, Warrants and Hedges
Convertible Notes Offering
On October 29, 2015, the Company priced its private offering of $325.0 million in aggregate principal amount of 0.875% Convertible Senior Notes due 2022 ("Initial Convertible Notes"). On November 3, 2015, the initial purchasers in such offering exercised in full the over-allotment option to purchase an additional $48.8 million in aggregate principal amount of Convertible Notes (“Additional Convertible Notes”, and together “Convertible Notes”). The aggregate principal amount of Convertible Notes is $373.8 million. The net proceeds from this offering were approximately $363.4 million, after deducting the initial purchasers’ discounts and commissions and the offering expenses.
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
As of September 30, 2018, none of the conditions allowing holders of the Notes to convert had been met.
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

The following table includes total interest expense recognized related to the Convertible Notes during the three and six months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Contractual interest expense	$827	$827	$1,654	$1,653
Amortization of debt discount	3,391	3,210	6,736	6,377
Amortization of debt issuance costs	270	270	540	540
	$4,488	$4,307	$8,930	$8,570
The net liability component of Convertible Notes is comprised of the following as of September 30, 2018:

(in thousands)	September 30, 2018
Net carrying amount as of April 1, 2018	$299,551
Amortization of debt issuance costs during the period	540
Amortization of debt discount during the period	6,736
Net carrying amount as of September 30, 2018	$306,827
During both the six months ended September 30, 2018 and October 1, 2017, the Company paid contractual interest on the Convertible Notes of approximately $1.6 million. See Note 5 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price $33.45 of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging–Contracts in Entity's Own Equity. As of September 30, 2018 and April 1, 2018, no warrants have been exercised.
Note 16. Term B Loan
On April 4, 2017, the Company, JP Morgan Chase bank, N.A.("JP Morgan") as administrative agent and a group of lenders entered into a credit agreement that provides for variable rate term loans in aggregate principal amount of $200.0 million, with an original term of 7 years (the "Initial Term B Loan"). After payment of transaction costs associated with the Credit Agreement, the Company received net proceeds from the Initial Term B Loan of approximately $194.3 million, which was used to partially finance the acquisition of GigPeak and other payments related to such transaction.

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
The Company will repay the principal amount of the Term B-1 Loan on the last day of each March 31, June 30, September 30 and December 31, in an amount equal to 0.25% of the principal amount of the Term B-1 Loan; and on the maturity date, as described above, in an amount equal to the remainder of the outstanding principal amount of the Term B-1 Loan. The Company may prepay the Term B-1 Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5% (3.0% prior to the Amendment. For the three-month periods ended September 30, 2018 and October 1, 2017, the interest rate on the Term B-1 Loan and the Initial Term B Loan was approximately 4.59% and 4.15%, respectively.
The following table summarizes the outstanding borrowings as of September 30, 2018 and April 1, 2018:

(in thousands)	September 30, 2018	April 1, 2018
Outstanding principal balance	$197,010	$198,000
Unamortized debt issuance costs and debt discount	(4,517)	(4,927)
Outstanding principal, net of unamortized debt issuance costs and debt discount	$192,493	$193,073
Classified as follows:
Current portion of bank loan	$1,980	$2,000
Long-term bank loan	$190,513	$191,073
The Company made payments totaling $0.5 million and $1.0 million towards the outstanding principal balance of the long-term bank loan during the three and six months ended September 30, 2018, respectively. The following table includes the total interest expense recognized during the three and six months ended September 30, 2018 and October 1, 2017, respectively:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Contractual interest expense	$2,314	$2,275	$4,659	$4,381
Amortization of debt issuance costs and debt discount	205	205	410	409
Total	$2,519	$2,480	$5,069	$4,790
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Credit Agreement includes customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. Under certain circumstances, a default interest rate will apply on all overdue obligations under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations. The Company is in compliance with the covenants as of September 30, 2018.
See Note 5 to the Company's consolidated financial statements for fair value determination.
Note 17. Income Taxes
During the three and six months ended September 30, 2018, the Company recorded an income tax expense of $1.2 million and $4.4 million, respectively. The Company recorded an income tax benefit of $31 thousand and $1.0 million during the three and six months ended October 1, 2017, respectively.

The income tax expense recorded in the three and six months ended September 30, 2018 was primarily due to the impacts of the current year U.S. taxation of certain income of the Company’s foreign subsidiaries and an increase in higher-taxed earnings in foreign jurisdictions, partially offset by tax benefits from U.S. research and development and future foreign tax credit arising from withholding taxes on unrepatriated foreign earnings. The income tax benefit recorded in the six months ended October 1, 2017 was primarily due to the reduction of the deferred tax liability related to amortization of acquired intangible assets as well as the tax benefit from excess tax benefits on stock-based compensation.
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
Because of the complexity of the new GILTI tax rules, the Company is continuing to evaluate this provision of the TCJA and the application of ASC 740. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company’s global income to determine what the impact is expected to be. The Company is not yet able to reasonably estimate the effect of this provision of the TCJA. Therefore, the Company has not made a policy decision regarding whether to record deferred taxes on GILTI. As a result, for the period ended September 30, 2018, the Company has treated GILTI as a period cost and will continue to refine the calculations as additional analysis is completed.
As of September 30, 2018, the Company had not fully completed its accounting for the tax effects of the enactment of the TCJA. The Company’s provision for fiscal year 2018 was based in part on a reasonable estimate of the effects on its transition tax and existing deferred tax balances. The Company will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on its business and consolidated financial statements.

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
As of September 30, 2018, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
As of September 30, 2018, the Company is under examination in Malaysia for fiscal years 2012 through 2015, in Canada for fiscal years 2016 through 2017, in France for calendar year 2013 through 2014, and in India for fiscal years 2017 through 2018. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
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
Note 18. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
During the first quarter of fiscal 2019, the Company reorganized its operating segment structure resulting in a change to the composition of its reportable segments. Prior to the reorganization, some product groups of the acquired GigPeak business were aggregated into the Communications segment while the rest were included in the Computing, Consumer and Industrial segment. As a result of the reorganization, the entire GigPeak business was aggregated to the Computing, Consumer and Industrial segment. The segment financial results for the three and six months ended October 1, 2017 have been adjusted to conform to the new reportable segment structure effective April 2, 2018.
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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Six Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
(in thousands)		(1)		(1)
Communications	$73,384	$61,957	$140,470	$118,505
Computing, Consumer and Industrial	162,100	142,441	323,530	282,606
Total revenues	$235,484	$204,398	$464,000	$401,111

Income by segment	Three Months Ended		Six Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
(in thousands)		(1)		(1)
Communications	$35,118	$24,284	$66,495	$44,920
Computing, Consumer and Industrial	36,974	28,782	73,359	57,829
Unallocated expenses:
Amortization of intangible assets	(9,365)	(8,963)	(18,699)	(19,804)
Inventory fair market value adjustment	—	(2,011)	(790)	(6,092)
Assets impairment and other	—	(917)	—	(917)
Stock-based compensation	(15,637)	(12,949)	(30,700)	(24,769)
Severance, retention and facility closure costs	(1,226)	(4,179)	(1,714)	(4,832)
Acquisition-related costs and other	—	—	—	(2,225)
Merger-related expenses	(3,884)	—	(3,884)	—
Other-than-temporary impairment loss on investment	—	—	(2,000)	—
Interest expense and other, net	(5,266)	(5,398)	(11,489)	(9,729)
Income before income taxes	$36,714	$18,649	$70,578	$34,381
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
Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Hong Kong	$89,796	$70,810	$170,471	$134,698
Rest of Asia Pacific	64,458	62,781	131,750	127,317
Europe	31,219	32,024	60,973	56,356
Korea	25,246	21,275	52,773	39,437
Americas (2)	24,765	17,508	48,033	43,303
Total revenues	$235,484	$204,398	$464,000	$401,111
(2) The revenues from the customers in the U.S. were $20.3 million and $14.8 million in the three months ended September 30, 2018 and October 1, 2017, respectively. The revenues from the customers in the U.S. were $40.6 million and $36.9 million in the six months ended September 30, 2018 and October 1, 2017, respectively.

The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. Two distributors, Uniquest and its affiliates and Avnet and its affiliates, accounted for 12% and 16%, respectively, of the Company's revenues in the three months ended September 30, 2018. Two distributors, Uniquest and its affiliates and Avnet and its affiliates, accounted for 13% and 15%, respectively, of the Company's revenues in the six months ended September 30, 2018. One distributor, Avnet and its affiliates accounted for 15% of the Company's revenues in the three months ended October 1, 2017. One distributor, Avnet and its affiliates accounted for 14% of the Company's revenues in the six months ended October 1, 2017.
One direct original equipment manufacturer (OEM) customer, SK Hynix, accounted for 10% of the Company's revenues in the six months ended September 30, 2018. One direct original equipment manufacturer (OEM) customer, Samsung Electronics, accounted for 10% of the Company's revenues in the three and six months ended October 1, 2017.
As of September 30, 2018, one distributor represented approximately 20% of the Company’s gross accounts receivable. As of April 1, 2018, one distributor represented approximately 15% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include test facilities in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	September 30, 2018	April 1, 2018
United States	$40,224	$41,230
Malaysia	32,430	28,264
Germany	9,233	10,210
All other countries	7,099	7,141
Total property, plant and equipment, net	$88,986	$86,845
Note 19. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Interest income	$1,170	$836	$2,345	$1,593
Other income, net	1,267	1,112	1,763	3,337
Interest income and other, net	$2,437	$1,948	$4,108	$4,930
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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 1, 2018 filed with the SEC on May 18, 2018. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for the adoption of ASC Topic 606 and other newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three and six months ended September 30, 2018 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018.
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

Recent developments
Pending Merger with Renesas Electronics Corporation
On September 10, 2018, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics Corporation, a Japanese corporation (“Renesas”). The Merger Agreement and the Merger (as defined below) have been approved by the boards of directors of both companies.
The Merger Agreement provides that, upon the terms and subject to the satisfaction or waiver of the conditions set forth therein, a wholly owned direct subsidiary of Renesas (“Merger Sub”) will be merged with and into IDT (the “Merger”), with IDT continuing as the surviving corporation and a direct wholly owned subsidiary of Renesas.
At the effective time of the Merger, each outstanding share of common stock, par value $0.001 per share, of IDT (a “Company Share”), other than shares held by stockholders who have validly exercised their appraisal rights under Delaware law, and certain shares owned by IDT, Renesas and their subsidiaries, will be automatically converted into the right to receive $49.00 in cash, without interest.
The consummation of the Merger is conditioned on the receipt of the approval of our stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition. Closing of the Merger is expected in the first half of 2019, subject to two three-month extensions in order to obtain required regulatory approvals.
The Merger Agreement contains certain termination rights for us and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before June 10, 2019 subject to the two three-month extensions mentioned above. Upon termination of the Merger Agreement under specified circumstances, we or Renesas will be required to pay the other party a termination fee of $166.4 million. The foregoing description of the Merger Agreement and the Merger does not purport to be complete and is subject to, and qualified in its entirety by the full text of the Merger Agreement. For additional details on the transaction, refer to the copy of the Merger Agreement attached as an Exhibit 2.1 to the Form 8-K filed with the U.S. Securities and Exchange Commission on September 10, 2018.
We recorded transaction-related costs of $3.9 million, principally for outside financial advisory, legal and related fees and expenses associated with the pending acquisition, in the three months ended September 30, 2018. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
The pending transaction with Renesas may have significant effects on us, including, among others, deferrals, delays or cancellation of purchase orders by our customers and the significant diversion of management and employee attention from ordinary course matters. For a more extensive discussion of those and other possible effects, refer to “Risk Factors.”
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
Overview
The following table and discussion provide an overview of our operating results for the three and six months ended September 30, 2018 and October 1, 2017:

	Three Months Ended		Six Months Ended
(in thousands, except for percentage)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Revenues	$235,484	$204,398	$464,000	$401,111
Gross profit	$143,584	$116,762	$280,191	$226,800
As a % of revenues	61%	57%	60%	57%
Operating income	$41,322	$23,535	$82,700	$43,182
As a % of revenues	18%	12%	18%	11%
Net income	$35,500	$18,680	$66,220	$35,394
As a % of revenues	15%	9%	14%	9%
Our revenues increased by $31.1 million, or 15%, to $235.5 million during the quarter ended September 30, 2018 compared to the quarter ended October 1, 2017. The increase was primarily due to increased demand for memory interface products and wireless power products, higher revenue contribution from automotive/industrial/sensing and radio frequency products, and revenue increases from other communications and certain legacy products. These increases were partially offset by revenue decreases from other computing, consumer and industrial products. Gross profit percentage and operating income percentage were 61% and 18%, respectively, for the quarter ended September 30, 2018; and 57% and 12%, respectively, for the quarter ended October 1, 2017. Net income was $35.5 million in the second quarter of fiscal 2019, as compared to net income $18.7 million in the second quarter of fiscal 2018. The increase in net income was primarily driven by higher revenue and gross margin as compared to the same period in prior fiscal year.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended		Six Months Ended
	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
(in thousands)		(1)		(1)
Communications	$73,384	$61,957	$140,470	$118,505
Computing, Consumer and Industrial	162,100	142,441	323,530	282,606
Total revenues	$235,484	$204,398	$464,000	$401,111

Product groups representing greater than 10% of net revenues:
	Three Months Ended		Six Months Ended
As a percentage of net revenues	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Communications:		(1)		(1)
Communications timing products	11%	12%	11%	11%
All others less than 10% individually (2)	20%	18%	19%	19%
Total Communications	31%	30%	30%	30%
Computing, Consumer and Industrial:
Memory interface products	28%	26%	28%	26%
Automotive, industrial and sensing products	14%	14%	15%	14%
Wireless power products	12%	10%	11%	11%
All others less than 10% individually (2)	15%	20%	16%	19%
Total Computing, Consumer and Industrial	69%	70%	70%	70%
Total	100%	100%	100%	100%

(1) Prior period numbers have been adjusted to conform to our current organizational structure. See Note 18 for details.
(2) Includes product group with less than 10% of net revenue individually in a given year.
Communications Segment
Revenues in our Communications segment increased by $11.4 million, or 18.4%, to $73.4 million during the quarter ended September 30, 2018 as compared to the quarter ended October 1, 2017. The increase was primarily due to a $4.4 million revenue increase in our radio frequency products, a $2.7 million revenue increase in our communication timing products and a $4.3 million revenue increase in our legacy products.
Revenues in our Communications segment increased by $22.0 million, or 18.5%, to $140.5 million in the six months ended September 30, 2018 as compared to the six months ended October 1, 2017. The increase was primarily due to an $8.9 million revenue increase in our radio frequency products, a $5.1 million revenue increase in our communication timing products and an $8.0 million revenue increase in our legacy products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased by $19.7 million, or 13.8% to $162.1 million during the quarter ended September 30, 2018 as compared to the quarter ended October 1, 2017. The increase was primarily due to a $12.7 million revenue increase in our memory interface products, a $6.8 million revenue increase in our wireless power products and a $5.2 million revenue increase in our automotive/industrial/sensing products. The increase was partially offset by a $5.0 million revenue decrease from other computing, consumer and industrial products.
Revenues in our Computing, Consumer and Industrial segment increased $40.9 million, or 14.5%, to $323.5 million in the six months ended September 30, 2018 as compared to the six months ended October 1, 2017. The increase was primarily due to a $28.1 million revenue increase in our memory interface products, a $13.3 million revenue increase in our automotive/industrial/sensing products and an $8.3 million revenue increase in our wireless power products. The increase was partially offset by a $8.8 million revenue decrease from other computing, consumer and industrial products.
Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, rest of APAC, Europe, Korea and Americas accounted for 38%, 27%, 13%, 11% and 11%, respectively, of consolidated revenues in the quarter ended September 30, 2018, compared to 35%, 31%, 15%, 10% and 9%, respectively, of our consolidated revenues in the quarter ended October 1, 2017.
Revenues, based on shipped to locations, in Hong Kong, rest of APAC, Europe, Korea and Americas accounted for 37%, 28%, 14%, 11% and 10%, respectively, of consolidated revenues in the six months ended September 30, 2018, compared to 34%, 32%, 13%, 10% and 11%, respectively, of our consolidated revenues in the six months ended October 1, 2017. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
Gross Profit

	Three Months Ended		Six Months Ended
(in thousands, except for percentages)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Gross Profit	$143,584	$116,762	$280,191	$226,800
Gross Profit Percentage	61.0%	57.1%	60.4%	56.5%
Gross profit increased by $26.8 million in the three months ended September 30, 2018 compared to the three months ended October 1, 2017, as a result of increased revenues. Gross profit as a percentage of revenues increased by 3.9% in the three months ended September 30, 2018 compared to the three months ended October 1, 2017. Gross profit increased by $53.4 million in the six months ended September 30, 2018 compared to the six months ended October 1, 2017, as a result of increased revenues. Gross profit as a percentage of revenues increased by 3.9% in the six months ended September 30, 2018 compared to the six months ended October 1, 2017. Gross profit percentage increased for the three and six months ended September 30, 2018 compared to the same periods in prior year primarily due to an improved shipment mix of higher margin products.

Operating Expenses
The following table presents our operating expenses for the three and six months ended September 30, 2018 and October 1, 2017:

	Three Months Ended				Six Months Ended
	September 30, 2018		October 1, 2017		September 30, 2018		October 1, 2017
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$55,509	24%	$48,742	24%	$107,743	23%	$97,191	24%
Selling, general and administrative	$46,753	20%	$44,485	22%	$89,748	19%	$86,427	22%
Research and Development (R&D)
R&D expense increased by $6.8 million, or 13.9%, to $55.5 million in the quarter ended September 30, 2018 compared to the quarter ended October 1, 2017. The increase was primarily driven by higher personnel-related costs (including stock-based compensation) which resulted from a mix of increased variable compensation, salary increases and new hires to support future product development. In addition, the increase was attributed to higher masks and materials and variable R&D spending.
R&D expense increased by $10.6 million, or 10.9%, to $107.7 million during the six months ended September 30, 2018 compared to the six months ended October 1, 2017. The increase was primarily driven by a $12.6 million increase from variable and stock-based compensation. This increase was partially offset by a $2.0 million decrease in acquisition-related expenses associated with the GigPeak acquisition in fiscal 2018.
Selling, General and Administrative (SG&A)
SG&A expense increased by $2.3 million, or 5.1%, to $46.8 million in the quarter ended September 30, 2018 as compared to the quarter ended October 1, 2017. The increase was primarily driven by transaction-related costs of $3.9 million associated with the pending merger with Renesas, and a $2.3 million increase from personnel-related costs (including stock-based compensation) which resulted from a mix of increased variable compensation and salary increases. This increase was partially offset by a $3.9 million decrease in restructuring related expenses associated with the GigPeak integration in fiscal 2018.
SG&A expense increased by $3.3 million, or 3.8%, to $89.7 million in the six months ended September 30, 2018 as compared to the six months ended October 1, 2017. The increase was primarily driven by transaction-related costs of $3.9 million associated with the pending merger with Renesas, and a $5.6 million increase from personnel-related costs (including stock-based compensation) which resulted from a mix of increased variable compensation and salary increases. The increase was partially offset by a $6.2 million decrease in acquisition and restructuring related expenses in connection with the GigPeak acquisition and integration in fiscal 2018.
Interest Expense
The components of interest expense for the three and six months ended September 30, 2018 and October 1, 2017 are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Contractual interest expense	3,141	3,102	6,313	6,034
Amortization of debt discount	3,391	3,210	6,736	6,377
Amortization of debt issuance costs	475	475	950	949
Other	38	47	231	371
Total interest expense	$7,045	6,834	$14,230	13,731
Interest expense for the three and six months ended September 30, 2018 and October 1, 2017 was primarily related to the Convertible Notes and the term loans.

Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Six Months Ended
(in thousands)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Interest income	$1,170	$836	$2,345	$1,593
Other income, net	1,267	1,112	1,763	3,337
Interest income and other, net	$2,437	$1,948	$4,108	$4,930
Interest income is derived from earnings on our cash and short-term investments. Other income, net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three and six months ended September 30, 2018 as compared to the same periods in prior year was primarily attributable to higher average interest rates and higher average invested balances for the period. The decrease in other income in the six months ended September 30, 2018 as compared to the same periods in prior year was primarily driven by the unfavorable impact of foreign currency fluctuations which were partially offset by the increase in fair value of the underlying investments of the deferred compensation plan.
Income Tax Expense (Benefit)
During the three and six months ended September 30, 2018, we recorded an income tax expense of $1.2 million and $4.4 million, respectively. We recorded an income tax benefit of $31 thousand and $1.0 million during the three and six months ended October 1, 2017 respectively. The income tax expense recorded in the three and six months ended September 30, 2018 was primarily due to the impacts of the current year U.S. taxation of certain income of our foreign subsidiaries and an increase in higher-taxed earnings in foreign jurisdictions, partially offset by tax benefits from U.S. research and development and future foreign tax credit arising from withholding taxes on unrepatriated foreign earnings. The income tax benefit recorded in the six months ended October 1, 2017, was primarily due to the reduction to the deferred tax liability related to amortization of acquired intangible assets as well as the tax benefit from excess tax benefits on stock-based compensation.
As of September 30, 2018, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
In fiscal year 2018, in connection with the TCJA and review of our projected offshore cash flows, and global cash requirements, we determined that historical foreign earnings would no longer be permanently reinvested. We plans to continue to repatriate its offshore earnings to the U.S. for domestic operations, and has accrued for the related tax impacts accordingly.
The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of April 1, 2018, we have made reasonable estimates of the effects on our existing deferred tax balances and the one-time repatriation tax recording provisional charges as a component of income tax expense from continuing operations. As of September 30, 2018, we had not fully completed our accounting for the tax effects of the enactment of the TCJA. Our provision for income taxes is based in part on a reasonable estimate of the effects on our transition tax and existing deferred tax balances. We will continue to assess the impact of the recently enacted tax law and expected further guidance from federal and state tax authorities as well as further guidance for the associated income tax accounting on our business and consolidated financial statements.
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
As of September 30, 2018, we are under examination in Malaysia for fiscal years 2012 through 2015, in Canada for fiscal years 2016 through 2017, in France for calendar year 2013 through 2014, and in India for fiscal years 2017 through 2018. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
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

Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $392.7 million as of September 30, 2018, an increase of $33.8 million compared to April 1, 2018. We had an outstanding debt in the form of Convertible Notes amounting to $373.8 million as of September 30, 2018 and April 1, 2018, and term loans with outstanding principal balance of $197.0 million and $198.0 million as of September 30, 2018 and April 1, 2018, respectively.
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015, between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the certain circumstances as defined in the indenture. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of such circumstances. The conversion rate for the Convertible Notes will initially be 29.8920 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of approximately $33.45 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers. As of September 30, 2018, none of the conditions allowing holders of the Convertible Notes to convert had been met.
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
We will repay the principal amount of the Term B-1 Loan on the last day of each March 31, June 30, September 30 and December 31, in an amount equal to 0.25% of the original principal amount of the Initial Term B Loan; and on the maturity date, as described above, in an amount equal to the remainder of the outstanding principal amount of the Term B-1 Loan. We may prepay the Term B-1 Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5% (3.0% prior to the Amendment. For the three-month periods ended September 30, 2018 and October 1, 2017, the interest rate on the Term B-1 Loan and the Initial Term B Loan was approximately 4.59% and 4.15%, respectively.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $139.6 million in the six months ended September 30, 2018 compared to $98.6 million in the six months ended October 1, 2017. Cash provided by operating activities in the six months ended September 30, 2018 consisted of our net income of $66.2 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and deferred income tax which totaled $79.1 million; and less net cash used for working capital requirements of $5.7 million.
Cash Flows from Investing Activities
Net cash provided by investing activities in the six months ended September 30, 2018 was $8.5 million compared to net cash used of $306.6 million in the six months ended October 1, 2017. Net cash provided by investing activities in the six months ended September 30, 2018 was primarily due to $42.9 million of proceeds from short-term investments. Those were partly offset by $13.1 million net purchases of short-term investments, $20.3 million of expenditures to purchase capital equipment and intangible assets, and a $1.0 million purchase of a non-marketable security.
Cash Flows from Financing Activities
Net cash used by financing activities in the six months ended September 30, 2018 was $82.5 million compared to net cash provided of $139.5 million in the six months ended October 1, 2017. Cash used in financing activities in the six months ended September 30, 2018 was primarily due to $87.5 million of proceeds used in the repurchase of our common stock, $2.8 million of payment of contingent consideration and $1.6 million of payment of capital lease and bank loan. Those were partly offset by $9.4 million of proceeds from exercise of employee stock options and the issuance of stock under our employee stock purchase plan.

We anticipate capital expenditures of approximately $30.0 million to $40.0 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of September 30, 2018, we had cash, cash equivalents and investments of approximately $196.0 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed and in "Note 13 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $192.0 million and $222.0 million as of September 30, 2018 and April 1, 2018, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of September 30, 2018 and April 1, 2018, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of September 30, 2018. We do not currently use derivative financial instruments in our investment portfolio.
As of September 30, 2018, we had an outstanding principal balance in our Term B-1 Loan of $197.0 million. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5%. As the applicable interest rate is based on a floating rate index, we are exposed to interest rate risk. A one hundred basis point change in the contractual interest rate would increase the interest expense for the next 12 months on our outstanding Term B-1 Loan by $2.0 million.
At September 30, 2018 and April 1, 2018, we had an outstanding debt of $373.8 million in the form of convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow us to enter into foreign exchange contracts totaling approximately $32.0 million, all of which was available at September 30, 2018. As of September 30, 2018 and April 1, 2018, we had no material outstanding foreign exchange contracts.
A substantial majority of our sales is denominated in U.S. dollars. We therefore do not have material foreign currency risk associated with sale of products. We performed a sensitivity analysis for the three months ended September 30, 2018 and October 1, 2017 and determined that, without hedging the exposure, a 10% change in foreign currency exchange rates would result in an approximate 0.6% and 0.7% impact on our revenues (as a percentage of revenue), respectively. For the three months ended September 30, 2018 and October 1, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.5% and 0.9% impact on gross profit margin percentage, respectively, as we operate manufacturing testing facilities in Malaysia and Germany. For the three months ended September 30, 2018 and October 1, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.6% impact to operating expenses (as a percentage of revenue), as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.
Additionally, a relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. Fluctuations in these currencies relative to the United States dollar will result in transaction gains or losses included in net earnings. To date, foreign currency transaction gains or losses due to fluctuations in foreign currency exchange rates were not material.

We did not have any material currency exposure related to any outstanding capital purchases as of September 30, 2018 and April 1, 2018.
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
As of September 30, 2018, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

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
The announcement and pendency of our agreement to be acquired by Renesas may have an adverse effect on our business, operation and stock price.
Our pending acquisition by Renesas could have an adverse effect on our revenue in the near term if our customers delay, defer or cancel purchases pending completion of the Merger. While we are attempting to address this risk through communications with our customers, current and prospective customers may be reluctant to purchase our products due to uncertainty about the direction of our product offerings and the support and service of our products after the Merger is consummated. Additionally, we are subject to additional risks in connection with the announcement and pendency of the Merger, including:

•	various conditions to the closing of the Merger may not be satisfied or waived;

•	the pendency and outcome of any legal proceedings that may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•	potential adverse effects on our relationships with our current suppliers and other business partners, or those with which we are seeking to establish business relationships;

•
the restrictions imposed on our business and operations under the Merger Agreement, which may prevent us from pursuing opportunities without Renesas’ approval or taking other actions, whether in the form of dividend payments, stock repurchases, restructurings, asset dispositions or otherwise, that we might have undertaken in the absence of this transaction;

•	that the Merger Agreement contains customary provisions that may limit our ability to pursue alternative sale proposals;

•	that we may forego opportunities we might otherwise have pursued absent the Merger Agreement;

•	the required regulatory approvals from governmental entities may delay the Merger or result in the imposition of conditions that could cause Renesas to abandon the Merger;

•
potential adverse effects on our ability to attract, recruit, retain and motivate current and prospective employees who may be uncertain about their future roles and relationships with us following the completion of the Merger; and

•	the significant diversion of our employees' and management's attention resulting from the transactions contemplated by the Merger Agreement.
The failure of our pending acquisition by Renesas to be completed may adversely affect our business, results of operations and stock price.
Each of our and Renesas’s obligations to consummate the Merger is subject to a number of conditions specified in the Merger Agreement, including the following: (a) adoption of the Merger Agreement by at least a majority of all outstanding Company shares, (b) the absence of certain laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit the consummation of the Merger, (c) expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), waiting period and receipt of specified governmental and regulatory consents and approvals, (d) subject to certain exceptions, the accuracy of representations and warranties with respect to the businesses of IDT and Renesas and compliance in all material respects by IDT, Renesas and Merger Sub with their respective covenants contained in the Merger Agreement, and (e) the absence of a material adverse effect on IDT’s business. The waiting period under the HSR Act expired at 11:59 p.m., Eastern time, on October 22, 2018, but there can be no assurance that these other conditions to the completion of the transaction will be satisfied in a timely manner or at all.
If the transaction is not completed, our stock price could fall to the extent that our current price reflects an assumption that the acquisition will be completed. Furthermore, if the acquisition is not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:

•	we could be required to pay a termination fee of up to $166.4 million to Renesas under circumstances as described in the Merger Agreement;

•
we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the Merger, and these fees and costs are payable by us regardless of whether the Merger is consummated;

•	the failure of the acquisition to be consummated may result in adverse publicity and a negative impression of us in the investment community;

•	the pendency and outcome of any legal proceedings may be instituted against us, our directors and others relating to the transactions contemplated by the Merger Agreement;

•
any disruptions to our business resulting from the announcement and pendency of the acquisition, including any adverse changes in our relationships with our customers, vendors and employees, may continue or intensify in the event the Merger is not consummated;

•	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures; and

•	we may experience employee departures.
Any delay in completing the Merger may significantly reduce the benefits expected to be obtained from the Merger.
In addition to the required regulatory clearances and approvals described above under “The failure of our pending acquisition by Renesas to be completed may adversely affect our business, results of operations and stock price,” the Merger is subject to a number of other conditions described in the Merger Agreement that are beyond our control. We cannot predict whether and when these conditions, and the other required regulatory clearances and approvals will be satisfied. Any delay in completing the Merger within the expected timeframe may significantly reduce the synergies and other benefits that we expect to achieve as a result of the Merger.
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
We borrowed $198.0 million in a term loan facility (Term B-1 Loan) with a maturity date of April 4, 2024. In November 2015, we issued $373.8 million of 0.875% Convertible Senior Notes due 2022 (Convertible Notes). Our substantial indebtedness may:

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
We were granted a tax incentive in Malaysia during fiscal 2009. The tax incentive was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center. In the fourth quarter of fiscal 2011, we agreed with the Malaysian Industrial Development Authority (MIDA) to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax incentive or other exemptions, when they expire, or to meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
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
International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, based on the customers' shipment locations, as summarized below:

	Three Months Ended		Six Months Ended
(percentage of total revenues)	September 30, 2018	October 1, 2017	September 30, 2018	October 1, 2017
Hong Kong	38%	35%	37%	34%
Rest of Asia Pacific	27%	31%	28%	32%
Europe	13%	15%	14%	13%
Korea	11%	10%	11%	10%
Americas	11%	9%	10%	11%
Total	100%	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of September 30, 2018, we had cash, cash equivalents and investments of approximately $196.0 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $420.1 million of goodwill and $174.9 million of intangible assets on our Condensed Consolidated Balance Sheets as of September 30, 2018. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2019, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The following table sets forth information with respect to repurchases of our common stock during the second quarter of fiscal 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 2, 2018 - July 29, 2018	420,600	$33.78	420,600	$443,279,770
July 30, 2018 - August 26, 2018	419,200	$35.68	419,200	$428,319,054
August 27, 2018 - September 30, 2018	224,000	$40.06	224,000	$419,343,712
Total	1,063,800	$35.85	1,063,800

On April 24, 2018, our Board of Directors approved an increase to the share repurchase authorization of $400 million.
In the three and six months ended September 30, 2018, we repurchased 1.1 million shares for $38.1 million and 2.6 million shares for $87.5 million, respectively. As of September 30, 2018, approximately $419.3 million was available for future purchase under the share repurchase program. Due to the pending merger with Renesas, we suspended further repurchases under our repurchase program effective September 11, 2018.
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

2.1
Agreement and Plan of Merger, dated September 10, 2018, by and between Integrated Device Technology, Inc. and Renesas Electronics Corporation. Incorporated by reference to Exhibit 2.1 to Form 8-K filed on September 11, 2018.

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

10.1	Amendment No.1 dated as of May 29, 2018, by and among JPMorgan Chase Bank, N.A. (and the other lenders party thereto) and Integrated Device Technology, Inc.
10.2	Credit Agreement, dated as of April 4, 2017, by and among JPMorgan Chase Bank, N.A. (and the other lenders party thereto) and Integrated Device Technology, Inc.
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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
November 6, 2018		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
November 6, 2018		Brian C. White Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)