Form 10-Q
period 2018-12-30
INTEGRATED DEVICE TECHNOLOGY INC
filed 2019-02-06
CIK 703361

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________
FORM 10-Q
______________________________
(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 30, 2018 OR

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒
The number of outstanding shares of the registrant's Common Stock, $.001 par value, as of February 1, 2019 was approximately 129,283,320.

INTEGRATED DEVICE TECHNOLOGY, INC.
QUARTERLY REPORT ON FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited, in thousands)	December 30, 2018	April 1, 2018
Assets
Current assets:
Cash and cash equivalents	$287,239	$136,873
Short-term investments	157,129	222,026
Accounts receivable, net	119,909	108,779
Inventories	66,142	68,702
Prepayments and other current assets	14,860	12,734
Total current assets	645,279	549,114
Property, plant and equipment, net	90,877	86,845
Goodwill	420,117	420,117
Intangible assets, net	163,585	180,781
Deferred tax assets	10,970	11,764
Other assets	46,772	61,910
Total assets	$1,377,600	$1,310,531
Liabilities, Convertible Notes Conversion Obligation And Stockholders' Equity
Current liabilities:
Accounts payable	$48,461	$41,070
Accrued compensation and related expenses	46,497	44,002
Short-term convertible notes	310,535	—
Current portion of bank loan	192,698	2,000
Other accrued liabilities	45,434	26,524
Total current liabilities	643,625	113,596
Deferred tax liabilities	11,723	10,221
Long-term income tax payable	23,706	25,034
Convertible notes	—	299,551
Long-term bank loan, net	—	191,073
Other long-term liabilities	27,386	25,684
Total liabilities	706,440	665,159
Commitments and contingencies (Note 13)
Convertible notes conversion obligation	63,214	—
Stockholders' equity:
Preferred stock: $0.001 par value: 10,000 shares authorized; no shares issued	—	—
Common stock: $0.001 par value: 350,000 shares authorized; 128,992 and 129,531 shares outstanding as of December 30, 2018 and April 1, 2018, respectively	129	130
Additional paid-in capital	2,767,300	2,752,784
Treasury stock at cost: 131,922 and 128,518 shares as of December 30, 2018 and April 1, 2018, respectively	(1,926,814)	(1,801,624)
Accumulated deficit	(227,299)	(301,155)
Accumulated other comprehensive loss	(5,370)	(4,763)
Total stockholders' equity	607,946	645,372
Total liabilities, convertible notes conversion obligation and stockholders' equity	$1,377,600	$1,310,531
The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands, except per share data)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Revenues	$240,587	$217,075	$704,587	$618,186
Cost of revenues	91,311	88,690	275,120	263,001
Gross profit	149,276	128,385	429,467	355,185
Operating expenses:
Research and development	62,496	49,836	170,239	147,027
Selling, general and administrative	58,573	40,689	148,321	127,116
Total operating expenses	121,069	90,525	318,560	274,143
Operating income	28,207	37,860	110,907	81,042
Other-than-temporary impairment loss on investment	(841)	—	(2,841)	—
Interest expense	(7,177)	(6,638)	(21,407)	(20,369)
Interest income and other, net	(2,868)	1,570	1,240	6,500
Income before income taxes	17,321	32,792	87,899	67,173
Benefit from (provision for) income taxes	4,285	(101,033)	(73)	(100,020)
Net income (loss)	$21,606	$(68,241)	$87,826	$(32,847)
Net income (loss) per share:
Basic	$0.17	$(0.51)	$0.68	$(0.25)
Diluted	$0.16	$(0.51)	$0.65	$(0.25)
Weighted average shares:
Basic	129,074	132,689	129,283	133,087
Diluted	137,182	132,689	135,438	133,087

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Three Months Ended		Nine Months Ended
(Unaudited, in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Net income (loss)	$21,606	$(68,241)	$87,826	$(32,847)
Other comprehensive income (loss), net of taxes:
Currency translation adjustments	(556)	597	(3,554)	3,229
Change in net unrealized gain (loss) on investments, net of tax	2,376	(893)	2,677	(682)
Actuarial gain on post-employment and post-retirement benefit plans, net of tax	270	—	270	—
Total other comprehensive income (loss)	2,090	(296)	(607)	2,547
Comprehensive income (loss)	$23,696	$(68,537)	$87,219	$(30,300)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
(Unaudited, in thousands)	December 30, 2018	December 31, 2017
Cash flows from operating activities:
Net income (loss)	$87,826	$(32,847)
Adjustments:
Depreciation	20,463	19,395
Amortization of intangible assets	32,068	32,004
Amortization of debt issuance costs and debt discount	11,599	11,056
Other-than-temporary impairment loss on investment	2,841	—
Realized loss on available-for-sale securities	652	—
Impairment of available-for-sale securities	1,325	—
Stock-based compensation expense, net of amounts capitalized in inventory	68,170	38,348
Deferred income tax	2,297	62,622
Changes in assets and liabilities, net of acquisitions:
Accounts receivable, net	(166)	(5,582)
Inventories	2,701	6,913
Prepayments and other assets	(265)	1,748
Accounts payable	8,718	(4,656)
Accrued compensation and related expenses	2,494	4,277
Deferred income on shipments to distributors	—	1,536
Income taxes payable and receivable	(5,454)	32,062
Other accrued liabilities and long-term liabilities	4,364	(3,824)
Net cash provided by operating activities	239,633	163,052
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(237,716)
Asset acquisition	—	(12,956)
Purchases of property, plant and equipment, net	(25,882)	(24,018)
Purchases of intangible assets	(4,427)	(3,581)
Purchase of non-marketable equity securities	(950)	(11,341)
Purchases of short-term investments	(63,092)	(199,140)
Proceeds from sales of short-term investments	81,389	93,003
Proceeds from maturities of short-term investments	46,539	33,668
Net cash provided by (used in) investing activities	33,577	(362,081)
Cash flows from financing activities:
Proceeds from issuance of common stock	9,417	7,843
Repurchases of common stock	(125,189)	(84,811)
Payment of capital lease obligations	(834)	(935)
Proceeds of Initial Term B Loan, net of discount and issuance costs	—	194,252
Principal payments of long-term bank loan	(990)	(1,500)
Payment of contingent consideration	(2,790)	—
Net cash provided by (used in) financing activities	(120,386)	114,849
Effect of exchange rates on cash and cash equivalents	(2,458)	2,426
Net increase (decrease) in cash and cash equivalents	150,366	(81,754)
Cash and cash equivalents at beginning of period	136,873	214,554
Cash and cash equivalents at end of period	$287,239	$132,800

Supplemental disclosure of cash flow information	Nine Months Ended
(Unaudited, in thousands)	December 30, 2018	December 31, 2017
Non-cash investing and financing activities:
Additions to property, plant and equipment included in accounts payable	$920	$1,314
Additions to intangible assets included in accounts payable and other accrued liabilities	$11,872	$1,446
Fair value of partially vested employee equity awards related to pre-combination services that were assumed as part of the business acquisition	$—	$3,400
Contingent consideration in connection with the asset acquisition included in other accrued liabilities and other long-term liabilities	$—	$4,080

The accompanying notes are an integral part of these condensed consolidated financial statements.

INTEGRATED DEVICE TECHNOLOGY, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Summary of Significant Accounting Policies
Nature of Business.  Integrated Device Technology, Inc. ("IDT" or the "Company") designs, develops, manufactures and markets a broad range of integrated circuits for the advanced communications, computing, consumer and automotive industries.
Pending Merger with Renesas Electronics Corporation. On September 10, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Renesas Electronics Corporation, a Japanese corporation (“Renesas”). The Merger Agreement and the Merger (as defined below) have been approved by the boards of directors of both companies.
The Merger Agreement provides that Chapter Two Company (“Merger Sub”), which was formed following the date of the Merger Agreement as a Delaware corporation and a wholly owned direct subsidiary of Renesas will be merged with and into the Company (the “Merger”), with the Company continuing as the surviving corporation and a direct wholly owned subsidiary of Renesas.
At the effective time of the Merger, each outstanding share of common stock, par value $0.001 per share, of the Company (a “Company Share”), other than shares held by stockholders who have validly exercised their appraisal rights under Delaware law, and certain shares owned by the Company, Renesas and their subsidiaries, will be automatically converted into the right to receive $49.00 in cash, without interest.
The Merger Agreement contains customary representations, warranties and covenants. The consummation of the Merger is conditioned on the receipt of the approval of the Company's stockholders, as well as the satisfaction of other customary closing conditions, including domestic and foreign regulatory approvals and performance in all material respects by each party of its obligations under the Merger Agreement. Consummation of the Merger is not subject to a financing condition.
On January 15, 2019, the Company’s stockholders approved the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby, including the Merger. Both the Company and Renesas have received regulatory antitrust approval for the proposed transaction in those foreign jurisdictions where a filing was required, which included China, Germany, Hungary, and Korea. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, for the proposed transaction expired at 11:59 p.m., Eastern time, on October 22, 2018. The Merger remains subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). The initial 45-day review period, which was to conclude on January 2, 2019, was tolled pursuant to section 1709 of the Foreign Investment Risk Review Modernization Act of 2018 as a result of the U.S. government partial shutdown that commenced in December 2018. Following the resumption of operations by the relevant U.S. government agencies on January 25, 2019, CFIUS informed the parties that the initial review period would conclude on February 5, 2019.  Recently, CFIUS informed the parties that its national security review has been extended and this  additional phase of the CFIUS review will conclude no later than March 22, 2019. The review relating to International Traffic in Arms Regulation (“ITAR”) for the proposed transaction has concluded. The Merger Agreement contains certain termination rights for the Company and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before June 10, 2019, subject to the two three-month extensions in order to obtain required regulatory approvals. Upon termination of the Merger Agreement under certain specified circumstances, either the Company or Renesas will be required to pay the other party a termination fee of $166.4 million.
The Company recorded transaction-related costs of $4.5 million and $8.4 million, principally for outside financial advisory, legal and related fees and expenses associated with the pending acquisition during the three and nine months ended December 30, 2018, respectively. These costs are recorded in selling, general and administrative expense included in the Condensed Consolidated Statement of Operations for the three and nine months ended December 30, 2018. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
Basis of Presentation.  The Company's fiscal year is the 52 or 53 week period ending on the Sunday closest to March 31. In a 52 week year, each fiscal quarter consists of 13 weeks. In a 53 week year, the additional week is usually added to the third quarter, making such quarter consist of 14 weeks. The first, second and third quarters of fiscal 2019 and fiscal 2018 were 13 week periods.
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

Revenue Recognition Policy Effective April 2, 2018
Effective April 2, 2018, the Company adopted Financial Accounting Standards Board or FASB ASU No. 2014-09, Revenue from Contracts with Customers ("ASC Topic 606") using the modified retrospective method applied to those contracts which were not completed as of April 2, 2018.
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
The Company’s revenue results from semiconductor products sold through three channels: direct sales to original equipment manufacturers ("OEMs") and electronic manufacturing service providers ("EMSs"), consignment sales to OEMs and EMSs, and sales through distributors. Revenue for semiconductor products is recognized when the control is transferred to the customer, which is typically upon shipment to customers. Distributors have rights to price protection, ship from stock pricing credits and stock rotation. The Company accounts for the right of returns, rebates and other pricing adjustments as variable consideration and uses the portfolio approach to estimate these amounts based on the expected amount to be provided to customers and reduce the revenue recognized. The Company utilizes historical experience and market trends to estimate the reserves. Historically, differences between actual and estimated credits have not been material.
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
In March 2018, the FASB issued ASU 2018-05, Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments allow companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of April 1, 2018, the Company has made reasonable estimates of the effects on its existing deferred tax balances and the one-time repatriation tax recording provisional charges as a component of income tax expense from continuing operations. The accounting was considered complete as of December 30, 2018. There were no material adjustments made to the provisional amounts during the three months ended December 30, 2018.
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
In February 2016, the FASB issued an ASU 2016-02, Leases (Topic 842). In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases which clarifies, corrects or consolidates authoritative guidance issued in ASU 2016-02 and is effective upon adoption of ASU 2016-02. The core principle of Topic 842 is that a lessee should recognize the assets and liabilities that arise from leases. All leases create a right-of-use asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements, and, therefore, recognition of those lease assets and lease liabilities represents an improvement over previous GAAP, which did not require lease assets and lease liabilities to be recognized for most leases. The new guidance is effective for annual and interim periods beginning after December 15, 2018 and must be applied using a modified retrospective approach, with certain practical expedients available. The Company plans to adopt the new standard effective the first quarter of fiscal 2020 and expects to elect certain available transitional practical expedients. The Company expects that the new standard will have an impact on its consolidated financial statements, which consists primarily of a balance sheet gross-up of right-of-use assets and lease liabilities on the Condensed Consolidated Balance Sheets upon adoption, which will increase the Company's total assets and liabilities.
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

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Numerator (basic and diluted):
Net income (loss)	$21,606	$(68,241)	$87,826	$(32,847)
Denominator:
Weighted average common shares outstanding, basic	129,074	132,689	129,283	133,087
Dilutive effect of employee stock options, restricted stock units and performance stock units	4,853	—	4,534	—
Dilutive effect of convertible notes	3,255	—	1,621	—
Weighted average common shares outstanding, diluted	137,182	132,689	135,438	133,087
Basic net income (loss) per share	$0.17	$(0.51)	$0.68	$(0.25)
Diluted net income (loss) per share	$0.16	$(0.51)	$0.65	$(0.25)
Potential dilutive common shares of two thousand and 3.5 million pertaining to employee stock options, restricted stock units and performance-based stock units were excluded from the calculation of diluted earnings (loss) per share for the three months ended December 30, 2018 and December 31, 2017, respectively, because the effect would have been anti-dilutive. Potential dilutive common shares of 29 thousand and 3.4 million pertaining to employee stock options, restricted stock units and performance stock units were excluded from the calculation of diluted earnings (loss) per share for the nine months ended December 30, 2018 and December 31, 2017, respectively, because the effect would have been anti-dilutive.
In accordance with ASC 260, Earnings per Share, the Convertible Notes will not impact the denominator for diluted net income (loss) per share unless the average price of the Company's common stock, as calculated under the terms of the Convertible Notes, exceeds the conversion price of $33.45 per share. Likewise, the denominator for diluted net income (loss) per share will not include any effect from the warrants unless the average price of the Company's common stock, as calculated under the terms of the warrants, exceeds $48.66 per share. For the three and nine months ended December 30, 2018, the Company included the Convertible Notes in the calculation of diluted earnings per share of common stock because the average market price of the Company's stock was above the conversion price. The Company could potentially exclude the Convertible Notes in the future if the average market price is below the conversion price. The denominator for diluted net loss per share for the three and nine months ended December 31, 2017 does not include any effect from the Convertible Notes.
The denominator for diluted net income (loss) per share for each of the three and nine months ended December 30, 2018 and December 31, 2017 also does not include any effect from the convertible note hedge transaction, or the Note Hedges. In future periods, the denominator for diluted net income (loss) per share will exclude any effect of the Note Hedges, as their effect would be anti-dilutive. In the event an actual conversion of any or all of the Convertible Notes occurs, the shares that will be delivered to us under the Note Hedges are designed to neutralize the dilutive effect of the shares that the Company will issue under the Convertible Notes. Refer to Note 15 for further discussion regarding the Convertible Notes.

Note 3. Revenue

Disaggregated Revenue by Timing of Recognition*	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Goods/services transferred at a point in time	$239,919	$216,000	$700,140	$616,472
Goods/services transferred over time	668	1,075	4,447	1,714
Total Revenue	$240,587	$217,075	$704,587	$618,186
* For other disaggregated revenue information, refer to Note 18.

Contract Balances and Refund Liabilities
The following table provides information about contract assets, refund liabilities and contract liabilities on the condensed consolidated balance sheets:
(in thousands)		April 2, 2018
	December 30, 2018	(as adjusted**)
Contract assets - unbilled revenue	$1,306	$1,595
Refund liabilities - price adjustment and other revenue reserves	$(14,356)	$(10,964)
Contract Liabilities - short-term	$(774)	$(778)
Contract Liabilities - long-term	$(774)	$(1,354)
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
The beginning and ending balances of contract assets in the third quarter of fiscal 2019 were $0.8 million and $1.3 million, respectively. During the three and nine months ended December 30, 2018, contract assets increased by $1.1 million and $2.3 million, respectively, associated with unbilled revenue for additional goods and services transferred to customers, which was offset by decreases of $0.6 million and $2.6 million, respectively, primarily due to invoices issued to customers.
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
Remaining Performance Obligations
As of the end of a reporting period, some of the performance obligations associated with contracts will have been unsatisfied or only partially satisfied. In accordance with the practical expedients available in the guidance, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected duration of one year or less, and the remaining duration of the performance obligations for contracts with an original expected duration of greater than one year. As of December 30, 2018, the Company’s remaining performance obligations from contracts with an original expected duration of greater than one year is $7.5 million.
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
IPR&D represents the fair value of incomplete research and development projects that had not reached technological feasibility as of the date of acquisition. IPR&D consisted of various projects. As of the acquisition date, the estimated remaining costs to complete and the estimated fair value of the IPR&D projects were approximately $7.5 million and $10.2 million, respectively. The IPR&D projects will either be amortized or impaired depending upon whether the project is completed or abandoned. The fair value of IPR&D was determined using the MPEE method under the income approach. This method reflects the present value of the projected cash flows that are expected to be generated by the IPR&D less charges representing the contribution of other assets to those cash flows. A discount rate of 17% was used to discount the cash flows to the present value. The acquired IPR&D will not be amortized until completion of the related products which is determined by when the underlying projects reach technological feasibility and commence commercial production. In fiscal 2018, $1.2 million of purchased IPR&D projects reached technological feasibility and was reclassified as core and developed technology and began being amortized over its estimated useful life. In addition, in fiscal 2018, the Company recognized a total of $2.0 million impairment charge related to certain IPR&D projects, which was recorded in Research and Development Expense in the Condensed Consolidated Statements of Operations. During the three and nine months ended December 30, 2018, $3.9 million and $7.0 million of purchased IPR&D projects, respectively, reached technological feasibility and were reclassified as core and developed technology and began being amortized over its estimated useful life. Refer to Note 11 for additional information.

Note 5. Fair Value Measurements
Financial Assets Measured at Fair Value on a Recurring Basis:
The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of December 30, 2018:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash Equivalents and Short-Term Investments:
Money market funds	$149,836	$—	$149,836
Asset-backed securities	—	9,555	9,555
Corporate bonds	—	100,467	100,467
Bank deposits	—	72,737	72,737
Repurchase agreement	—	18,741	18,741
Total assets measured at fair value	$149,836	$201,500	$351,336

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 1, 2018:

	Fair Value at Reporting Date Using
(in thousands)	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Total
Assets
Cash Equivalents and Short-Term Investments:
US government treasuries and agencies securities	$60,272	$—	$60,272
Money market funds	48,847	—	48,847
Asset-backed securities	—	16,687	16,687
Corporate bonds	—	109,605	109,605
International government bonds	—	2,638	2,638
Corporate commercial paper	—	9,034	9,034
Bank deposits	—	45,080	45,080
Repurchase agreements	—	142	142
Total assets measured at fair value	$109,119	$183,186	$292,305
U.S. government treasuries and U.S. government agency securities as of April 1, 2018 do not include any U.S. government guaranteed bank issued paper.
The securities in Level 1 are highly liquid and actively traded in exchange markets or over-the-counter markets. Level 2 fixed income securities are priced using quoted market prices for similar instruments, non-binding market prices that are corroborated by observable market data. There were no transfers into or out of Level 1 or Level 2 financial assets during the three and nine months ended December 30, 2018.
Deferred Compensation Plan:
The deferred compensation plan assets of $16.4 million and $16.9 million as of December 30, 2018 and April 1, 2018, respectively, are carried on the Condensed Consolidated Balance Sheets at their fair value which were determined on the basis of market prices observable for similar instruments and are considered Level 2 in the fair value hierarchy. See Note 14 for additional information on the Employee Benefit Plans.

Convertible Notes:
The Convertible Notes are carried on the Condensed Consolidated Balance Sheets at their original issuance value including accreted interest, net of unamortized debt discount and issuance cost. The Convertible Notes are not marked to fair value at the end of each reporting period. The fair value of Convertible Notes was $577.0 million and $422.0 million as of December 30, 2018 and April 1, 2018, respectively, which was determined on the basis of market prices observable for similar instruments and is considered Level 2 in the fair value hierarchy. See Note 15 for additional information on the Convertible Notes.
Bank Loan:
The Term B-1 Loan is carried on the Condensed Consolidated Balance Sheets at its outstanding principal balance including accreted interest, net of unamortized debt discount and issuance cost. The fair value of the Term B-1 Loan and the Initial Term B Loan was $193.4 million and $199.6 million as of December 30, 2018 and April 1, 2018, respectively. The Company classified the Term B-1 Loan as Level 2 fair value measurement hierarchy as the debt is not actively traded and has variable interest structure based upon market rates currently available to the Company for debt with similar terms and maturities. Refer to Note 16 for additional information.
Others:
In fiscal 2017, IDT purchased substantially all of the assets and liabilities of Synkera Technologies, Inc. (Synkera) for total purchase consideration of approximately $2.8 million, of which $1.5 million was paid in cash at closing and $1.3 million was recorded as a liability representing the fair value of contingent cash consideration of up to $1.5 million. The liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. This fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the acquired business in measuring fair value. During the nine months ended December 30, 2018, the Company paid $0.7 million upon the achievement of certain milestones. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $0.6 million and $1.3 million as of December 30, 2018 and April 1, 2018, respectively.
In fiscal 2018, the Company purchased certain assets of SpectraBeam, LLC ("SpectraBeam") for a total purchase consideration of $17.0 million, of which $12.9 million was paid in cash at closing and $4.1 million was recorded as a liability representing the contingent cash consideration. The liability was recognized for the Company’s estimate of the fair value of contingent consideration on the acquisition date based on probability-based attainment of certain milestones. The fair value measurement is based on significant inputs not observed in the market and thus represents a Level 3 measurement, which reflects the Company’s own assumptions concerning the milestones related to the asset acquisition in measuring fair value. During the nine months ended December 30, 2018, the Company paid $2.1 million upon the achievement of certain milestones. The fair value of the liability measured using significant unobservable inputs (Level 3) was approximately $2.0 million and $4.1 million as of December 30, 2018 and April 1, 2018, respectively.
Note 6. Investments
Available-for-Sale Securities
The amortized cost and fair value of available-for-sale investments as of December 30, 2018 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Money market funds	$149,836	$—	$—	$149,836
Asset-backed securities	9,555	—	—	9,555
Corporate bonds	100,467	—	—	100,467
Bank deposits	72,737	—	—	72,737
Repurchase agreements	18,741	—	—	18,741
Total available-for-sale investments	351,336	—	—	351,336
Less amounts classified as cash equivalents	(194,207)	—	—	(194,207)
Short-term investments	$157,129	$—	$—	$157,129

The amortized cost and fair value of available-for-sale investments as of April 1, 2018 were as follows:

(in thousands)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government treasuries and agencies securities	$61,166	$—	$(894)	$60,272
Money market funds	48,847	—	—	48,847
Asset-backed securities	16,797	—	(110)	16,687
Corporate bonds	111,266	43	(1,704)	109,605
International government bonds	2,650	—	(12)	2,638
Corporate commercial paper	9,034	—	—	9,034
Bank deposits	45,080	—	—	45,080
Repurchase agreements	142	—	—	142
Total available-for-sale investments	294,982	43	(2,720)	292,305
Less amounts classified as cash equivalents	(70,279)	—	—	(70,279)
Short-term investments	$224,703	$43	$(2,720)	$222,026
The cost and estimated fair value of available-for-sale securities as of December 30, 2018, by contractual maturity, were as follows:

(in thousands)	Amortized Cost	Estimated Fair Value
Due in 1 year or less	$288,211	$288,211
Due in 1-2 years	49,120	49,120
Due in 2-5 years	14,005	14,005
Total investments in available-for-sale securities	$351,336	$351,336

As of December 30, 2018, the Company did not have any investments in an unrealized position for which an other-than-temporary impairment had not been recognized. The following table shows the gross unrealized losses and fair value of the Company’s investments with unrealized losses as of April 1, 2018, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

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
During the three months ended December 30, 2018, the Company recognized an impairment of $1.3 million on available-for-sale investments based on its evaluation of available evidence and the Company's intent to sell these investments during the fourth quarter of fiscal 2019 to fully settle the outstanding balance of its Term B-1 Loan. Gains and losses recognized in earnings are credited or charged to interest income and other on the condensed consolidated statements of operations. Substantially all of the Company’s unrealized losses on its available-for-sale marketable debt instruments can be attributed to fair value fluctuations in an unstable credit environment that resulted in a decrease in the market liquidity for debt instruments.

Non-marketable Equity Securities
As of December 30, 2018 and April 1, 2018, the Company holds capital stock of privately-held companies with total amount of $25.4 million and $27.3 million, respectively. During the nine months ended December 30, 2018, the Company purchased preferred shares of a privately-held company for $1.0 million. These investments in stocks (included in Other Assets on the Condensed

Consolidated Balance Sheets) are accounted for as cost-method investments, as the Company owns less than 20% of the voting securities and does not have the ability to exercise significant influence over operating and financial policies of each entity. The Company measures equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer (referred to as the measurement alternative). The Company recorded impairment charges of $0.8 million and $2.8 million for certain investment during the three and nine months ended December 30, 2018, respectively. There was no impairment charge during the three and nine months ended December 31, 2017.

Note 7. Stock-Based Employee Compensation

Total stock-based compensation expense, related to all of the Company’s share-based awards, was comprised as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Cost of revenues	$919	$790	$2,776	$2,186
Research and development	17,701	6,816	32,666	18,871
Selling, general and administrative	18,850	5,974	32,728	17,291
Total stock-based compensation expense	$37,470	$13,580	$68,170	$38,348

In November 2018, the Company’s Board of Directors, in connection with the Merger Agreement, approved the following amendments to equity awards held by certain of the Company’s executive officers:

•	Acceleration of the vesting date and exercisability of unvested stock options to December 26, 2018.

•
Conversion of certain restricted stock units (RSUs) and performance-based RSUs (PSUs) into restricted stock awards (RSAs) and acceleration of vesting for portion of the total RSAs on December 26, 2018. The remaining RSAs which were not covered by vesting acceleration will continue to vest based on the original vesting schedules of the respective RSUs and PSUs, and subject to the executive officers continuing to provide services to the Company.

The Company recorded $20.0 million of stock-based compensation expense related to the acceleration of unvested stock options and certain RSAs. Also, the Company recorded $37.7 million of treasury stock representing withholding of employees’ vested RSAs for tax withholding purposes. Such amount was considered an outlay to repurchase the Company’s equity instrument and was classified as a financing activity in the Condensed Consolidated Statement of Cash Flows.

The amount of stock-based compensation expense that was capitalized during the periods presented above was immaterial.

Note 8. Stockholders' Equity
Stock Repurchase Program. On April 24, 2018, the Company's Board of Directors approved an increase to the share repurchase authorization of $400 million. In the nine months ended December 30, 2018, the Company repurchased 2.6 million shares for $87.5 million. As of December 30, 2018, approximately $419.3 million was available for future purchase under the share repurchase program. Shares repurchased were recorded as treasury stock and resulted in a reduction of stockholder's equity. Due to the pending merger with Renesas, the Company suspended further repurchases under its repurchase program effective September 11, 2018.

Note 9. Balance Sheet Detail

(in thousands)	December 30, 2018	April 1, 2018
Inventories, net
Raw materials	$3,738	$4,345
Work-in-process	37,728	45,713
Finished goods	24,676	18,644
Total inventories, net	$66,142	$68,702
Accounts receivable, net
Accounts receivable, gross	$121,637	$120,953
Allowance for returns, price credits and doubtful accounts (1)	(1,728)	(12,174)
Total accounts receivable, net	$119,909	$108,779
Property, plant and equipment, net
Land	$11,535	$11,535
Machinery and equipment	305,210	285,784
Building and leasehold improvements	51,311	50,722
Total property, plant and equipment, gross	368,056	348,041
Less: accumulated depreciation (2)	(277,179)	(261,196)
Total property, plant and equipment, net	$90,877	$86,845

Other accrued liabilities
Accrued restructuring costs (3)	$1,386	$4,637
Current income tax payable	4,783	6,281
Refund liabilities (1)	14,356	—
Other (4)	24,909	15,606
Total other accrued liabilities	$45,434	$26,524

Other long-term obligations
Deferred compensation related liabilities	$16,324	$16,310
Other (5)	11,062	9,374
Total other long-term liabilities	$27,386	$25,684
(1) Upon adoption of ASC Topic 606 under the modified retrospective method, price adjustment and other revenue reserves were presented in “Other Accrued Liabilities” effective April 2, 2018. Those reserves were previously included in “Accounts Receivable, Net”. Refer to Note 3 for additional information.
(2) Depreciation expense was $7.0 million and $6.2 million for the three months ended December 30, 2018 and December 31, 2017, respectively. Depreciation expense was $20.5 million and $19.4 million for the nine months ended December 30, 2018 and December 31, 2017, respectively.
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

Note 10. Accumulated Other Comprehensive Income (Loss)
Changes in the balance of accumulated other comprehensive income (loss) by component, net of tax, for the nine months ended December 30, 2018 consisted of the following:

(in thousands)	Cumulative translation adjustments	Unrealized gain (loss) on available-for-sale investments	Pension adjustments	Total
Balance as of April 1, 2018	$(2,151)	$(2,677)	$65	$(4,763)
Other comprehensive income (loss) before reclassifications	(3,554)	700	270	(2,584)
Amounts reclassified out of accumulated other comprehensive loss	—	1,977	—	1,977
Net current-period other comprehensive income (loss)	(3,554)	2,677	270	(607)
Balance as of December 30, 2018	$(5,705)	$—	$335	$(5,370)
Comprehensive income components consisted of:

(in thousands)	Nine Months Ended December 30, 2018	Location
Realized loss on available-for-sale securities	$652	Interest income and other, net
Impairment of available-for-sale securities	1,325	Interest income and other, net
Total amounts reclassified out of accumulated other comprehensive income (loss)	$1,977

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
Goodwill balances by reportable segment as of December 30, 2018 and April 1, 2018 are as follows:

	Reportable Segments
(in thousands)	Communications	Computing, Consumer and Industrial	Total
Balance as of April 1, 2018	$141,300	$278,817	$420,117
Reallocation of goodwill	(21,206)	21,206	—
Balance as of December 30, 2018	$120,094	$300,023	$420,117
Goodwill balances as of December 30, 2018 and April 1, 2018 were net of $920.3 million in accumulated impairment losses. Intangible asset balances as of December 30, 2018 and April 1, 2018 are summarized as follows:

	December 30, 2018
(in thousands)	Gross Assets	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$343,403	$(242,876)	$100,527
Trademarks	5,391	(5,391)	—
Customer relationships	201,997	(158,543)	43,454
Intellectual property licenses	7,500	(4,800)	2,700
Software licenses	20,894	(3,990)	16,904
Total purchased intangible assets	$579,185	$(415,600)	$163,585

	April 1, 2018
(in thousands)	Gross Assets	Impairment	Accumulated Amortization	Net Assets
Purchased intangible assets:
Developed technology	$336,402	$—	$(223,882)	$112,520
Trademarks	5,391	—	(5,391)	—
Customer relationships	201,997	—	(149,416)	52,581
Intellectual property licenses	7,500	—	(3,901)	3,599
Software licenses	6,023	—	(943)	5,080
Total amortizable purchased intangible assets	557,313	—	(383,533)	173,780
In-process research and development (IPR&D)	9,017	(2,016)	—	7,001
Total purchased intangible assets	$566,330	$(2,016)	$(383,533)	$180,781

Amortization expense for the three months ended December 30, 2018 and December 31, 2017 was $11.3 million and $10.4 million, respectively. Amortization expense for the nine months ended December 30, 2018 and December 31, 2017 was $32.1 million and $32.0 million, respectively. During the nine months ended December 31, 2017, the Company recorded an accelerated amortization charge of $2.0 million related to certain software licenses as the estimated future cash flows expected resulting from the use of the assets were less than the carrying amount.
The intangible assets are being amortized over estimated useful lives of 1 to 7 years.
Based on the intangible assets recorded as of December 30, 2018, the expected future amortization expense for intangible assets is as follows (in thousands):

Fiscal Year	Amount
2019 (Remaining 3 months)	$11,498
2020	46,589
2021	45,633
2022	40,350
2023 and thereafter	19,515
Total intangible assets	$163,585
Note 12. Restructuring
The following table shows the provision of the restructuring charges and the liability remaining as of December 30, 2018:

(in thousands)	Amount
Severance and related charges:
Balance as of April 1, 2018	$4,637
Provision	1,891
Payments and other adjustments	(5,142)
Balance as of December 30, 2018	$1,386
Facility and related charges:
Balance as of April 1, 2018	$2,281
Provision	315
Payments and other adjustments	(2,233)
Balance as of December 30, 2018	$363
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

Integration-related Restructuring Plans
In fiscal 2018, the Company implemented planned cost reduction and restructuring activities in connection with the acquisition of GigPeak. Accordingly, the Company reduced headcount by 46 and recorded severance costs of approximately $2.7 million, of which $2.1 million was paid during fiscal 2018 and $0.6 million was paid in the nine months ended December 30, 2018.
In connection with the GigPeak integration, the Company recorded $2.8 million in fiscal 2018 for lease obligation charges related to a facility that the Company had determined to meet the cease-use date criteria. The fair value of this liability at the cease-use date was determined based on the remaining cash flows for lease rentals, and minimum lease payments, reduced by estimated sublease rentals, discounted using a credit adjusted risk free rate in accordance with ASC 420, Exit or Disposal Cost Obligations. During the three months ended September 30, 2018, the Company entered into a lease termination agreement and paid a lease termination fee of $1.5 million for the early termination of the lease. No penalties were incurred as a result of the early termination. As of December 30, 2018, the total accrued balance was $0.2 million, which is expected to be paid by the fourth quarter of fiscal 2019.
Other Restructuring Plans
In fiscal 2018, the Company exited certain non-strategic businesses and reduced headcount by 63. The Company recorded employee severance costs of approximately $5.1 million, of which $2.3 million was paid during fiscal 2018. The Company recorded additional accruals of $0.5 million and paid $3.3 million in the nine months ended December 30, 2018. During the three months ended September 30, 2018, the Company reduced headcount by 18 and recorded an accrual of $1.4 million related to this action, of which $0.6 million was paid during the three months ended December 30, 2018. As of December 30, 2018, the total accrued balance for employee severance costs related to those actions was $0.8 million, which is expected to be paid by the first quarter of fiscal 2020. The balance of facility and related charges also included a $0.2 million lease liability related to the cease-use of a design center, which is expected to be fully paid in fiscal 2022.
In fiscal 2017, the Company prepared a workforce-reduction plan with respect to employees and closed its remaining business in France. The Company has substantially completed payments of termination benefits and the total accrued balance related to this action was $0.8 million as of April 1, 2018. The Company paid $0.5 million during the first quarter of fiscal 2019. Accordingly, the total accrued balance for employee severance costs related to this action was $0.3 million as of December 30, 2018. The Company expects to complete this action by the fourth quarter of fiscal 2019.
In fiscal 2015, the Company prepared a workforce-reduction plan with respect to employees of its HSC business in France and the Netherlands. The Company has substantially completed payments of termination benefits and the total accrued balance related to this action was $0.6 million as of April 1, 2018. The Company paid $0.3 million during the three months ended December 30, 2018. The Company expects to complete this action by the fourth quarter of fiscal 2019.
Note 13. Commitments and Contingencies
Warranty
The Company maintains an accrual for obligations it incurs under its standard product warranty program and customer, part, or process specific matters. The Company’s standard warranty period is one year, however in certain instances the warranty period may be extended to as long as two years. Management estimates the fair value of the Company’s warranty liability based on actual past warranty claims experience, its policies regarding customer warranty returns and other estimates about the timing and disposition of product returned under the standard program. Customer, part, or process specific accruals are estimated using a specific identification method. Historical profit and loss impact related to warranty returns activity has been minimal. The total warranty accrual was $0.1 million and $0.3 million as of December 30, 2018 and April 1, 2018, respectively.
Litigation
On September 10, 2018, the Company and Renesas announced that they had entered into an Agreement and Plan of Merger, dated as of September 10, 2018. On November 20, 2018, a purported class action was filed in Santa Clara County Superior Court (Phalen v. Integrated Device Technology, Inc., et al., Case No. 18CV338946). On November 26, 2018, a purported class action was filed in the United States District Court of Delaware (Rosenblatt v. Integrated Device Technology, Inc., et al., Case No. 18-cv-01860-LPS). On November 28, 2018, a second purported class action was filed in the United States District Court of Delaware (Wang v. Integrated Device Technology, Inc., et al., Case No. 18-cv-01885-LPS). On November 30, 2018, a purported class action was filed in the United States District Court for the Northern District of California (Neeld v. Integrated Device Technology, Inc., et al., Case No. 3:18-cv-07217-SI). The Company was named as a defendant in all four class action complaints. The Phalen complaint asserted claims for breach of fiduciary duties, and sought to enjoin the proposed transaction between the Company and Renesas as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs. The Rosenblatt, Wang, and Neeld complaints asserted claims under Sections 14 and 20 of the Securities Exchange Act of 1934, alleging that the Preliminary Proxy Statement on Schedule 14A filed by the Company with the SEC contained material omissions and misstatements, and sought to enjoin the proposed transaction between the Company and Renesas as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs. On or around January 23, 2019, Phalen voluntarily dismissed his complaint with prejudice. On or around January

31, 2019, Rosenblatt and Wang voluntarily dismissed their complaints with prejudice.  On or around February 1, 2019, Neeld voluntarily dismissed his complaint with prejudice.
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company ("Defendants"), alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and Resource Conservation and Recovery Act ("RCRA"), the California Hazardous Substance Account Act ("HSAA"), and other common law claims (the Complaint). The Complaint alleged that Defendants including the Company “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” On August 15, 2012, Maxim I Properties voluntarily dismissed its Complaint without prejudice. However, another defendant, Moyer Products, Inc., counter-claimed against the plaintiff, Maxim, and cross-claimed against the remaining co-Defendants, including the Company. Thus, the Company remains a cross-defendant in this action.
In a related, but independent action, the California Department of Toxic Substances Control ("DTSC") notified the Company in September 2012 that the Company, and more than 50 other entities, were being named as respondents to DTSC's Enforcement Order, as “a generator of hazardous waste.” In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement ("CACA") with the DTSC, agreeing to conduct the Property investigation and corrective action selection. The CACA supersedes the DTSC's Enforcement Order. The District Court for the Northern District of California stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection.
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
Note 14. Employee Benefit Plans
401(k) Plan
The Company sponsors a 401(k) retirement matching plan for qualified domestic employees. The Company recorded expenses of approximately $2.3 million and $1.9 million in matching contributions under the plan during the nine months ended December 30, 2018 and December 31, 2017, respectively.
Deferred Compensation Plans
Effective November 1, 2000, the Company established an unfunded deferred compensation plan to provide benefits to executive officers and other key employees. Under the plan, participants can defer any portion of their salary and bonus compensation into the plan and may choose from a portfolio of funds from which earnings are measured. Participant balances are always 100% vested. As of December 30, 2018 and April 1, 2018, obligations under the plan totaled approximately $16.3 million, respectively. Additionally, the Company has set aside assets in a separate trust that is invested in corporate owned life insurance intended to substantially fund the liability under the plan. As of December 30, 2018 and April 1, 2018, the deferred compensation plan assets were approximately $16.4 million and $16.9 million, respectively.
During the first quarter of fiscal 2013, the Company assumed a deferred compensation plan associated with the acquisition of Fox Enterprises, Inc. Under this plan, participants in retirement are entitled to receive a fixed amount from the Company on a monthly basis. The Company has purchased life insurance policies with the intention of funding the liability under this plan. As of both December 30, 2018 and April 1, 2018, the deferred compensation plan assets were approximately $0.4 million. As of both December 30, 2018 and April 1, 2018, the liabilities under this plan were approximately $0.8 million.

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

The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015 (“Indenture”), between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the following circumstances: (1) during any fiscal quarter commencing after the fiscal quarter ending on April 3, 2016 (and only during such fiscal quarter), if the last reported sale price of the common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding fiscal quarter is greater than or equal to 130% of the conversion price on each applicable trading day; (2) during the five business day period after any five consecutive trading day period (the “measurement period”) in which the trading price per $1,000 principal amount of Convertible Notes for each trading day of the measurement period was less than 98% of the product of the last reported sale price of the common stock and the conversion rate on each such trading day; or (3) upon the occurrence of specified corporate events. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of the forgoing circumstances.
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
The following table includes total interest expense recognized related to the Convertible Notes during the three and nine months ended December 30, 2018 and December 31, 2017:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Contractual interest expense	$826	$827	$2,480	$2,480
Amortization of debt discount	3,437	3,254	10,173	9,631
Amortization of debt issuance costs	271	270	811	811
	$4,534	$4,351	$13,464	$12,922
The net liability component of Convertible Notes is comprised of the following as of December 30, 2018:

(in thousands)	December 30, 2018
Net carrying amount as of April 1, 2018	$299,551
Amortization of debt issuance costs during the period	10,173
Amortization of debt discount during the period	811
Net carrying amount as of December 30, 2018	$310,535
During both the three and nine months ended December 30, 2018 and December 31, 2017, the Company paid contractual interest on the Convertible Notes of approximately $1.6 million and $3.3 million, respectively. See Note 5 to the Company's condensed consolidated financial statements for fair value disclosures related to the Company's Convertible Notes.
The price of the Company’s common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of fiscal quarter ended December 30, 2018. Therefore, as of December 30, 2018, the conversion threshold had been met and the Convertible Notes became convertible at the holders’ option beginning on December 31, 2018 and ending on March 31, 2019. As such, the $310.5 million carrying value of the Convertible Notes as of December 30, 2018 was classified as a current liability and the $63.2 million difference between the principal amount and the carrying value of the Convertible Notes was reclassified from shareholders' equity to convertible debt conversion obligation in the mezzanine equity section of the Condensed Consolidated Balance Sheet as of December 30, 2018. The determination of whether or not the Convertible Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Convertible Notes may be reclassified as long-term debt and the convertible debt conversion obligation may be reclassified within shareholders' equity if the conversion threshold is not met in future quarters.
Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election. Holders will not receive any additional cash payment or additional shares of the Company's common stock representing accrued and unpaid interest, if any, upon conversion of a Convertible Note, except in limited circumstances. Instead, interest will be deemed to be paid by the cash and shares, if any, of the Company’s common stock paid or delivered, as the case may be, to such holder upon conversion of a Convertible Note. As of December 30, 2018, the Company had not received conversion notices and no conversions had taken place.
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
The Bond Hedges are generally expected to reduce the potential dilution upon conversion of the Convertible Notes and/or offset any payments in cash, shares of common stock or a combination of cash and shares of common stock, at the Company’s election, that the Company is required to make in excess of the principal amount of the Convertible Notes upon conversion of any Convertible Notes, as the case may be, in the event that the market price per share of common stock, as measured under the terms of the Bond Hedges, is greater than the strike price $33.45 of the Bond Hedges, which initially corresponds to the conversion price of the Convertible Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the Convertible Notes. The Warrant Transactions will separately have a dilutive effect to the extent that the market value per share of common stock, as measured under the terms of the Warrant Transactions, exceeds the applicable strike price of the warrants issued pursuant to the Warrant Transactions (the “Warrants”). The initial strike price of the Warrants is $48.66 per share. The Bond Hedges and Warrants are not marked to market. The value of the Bond Hedges and Warrants were initially recorded in stockholders' equity and continue to be classified as stockholders' equity in accordance with ASC 815-40, Derivatives and Hedging–Contracts in Entity's Own Equity. As of December 30, 2018 and April 1, 2018, no warrants have been exercised.
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
The Company will repay the principal amount of the Term B-1 Loan on the last day of each March 31, June 30, September 30 and December 31, in an amount equal to 0.25% of the principal amount of the Term B-1 Loan; and on the maturity date, as described above, in an amount equal to the remainder of the outstanding principal amount of the Term B-1 Loan. The Company may prepay the Term B-1 Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5% (3.0% prior to the Amendment). For the three-month periods ended December 30, 2018 and December 31, 2017, the interest rate on the Term B-1 Loan and the Initial Term B Loan was approximately 4.80% and 4.15%, respectively.
The following table summarizes the outstanding borrowings as of December 30, 2018 and April 1, 2018:

(in thousands)	December 30, 2018	April 1, 2018
Outstanding principal balance	$197,010	$198,000
Unamortized debt issuance costs and debt discount	(4,312)	(4,927)
Outstanding principal, net of unamortized debt issuance costs and debt discount	$192,698	$193,073
Classified as follows:
Current portion of bank loan	$192,698	$2,000
Long-term bank loan	$—	$191,073
As of December 30, 2018, the Company has reclassified the Term B-1 Loan with net carrying amount of $192.7 million to short-term liability based on its intent and ability to fully settle the Term B-1 Loan within the next twelve months and prior to the close of the Merger.
The Company made payments totaling $1.0 million towards the outstanding principal balance of the Term B-1 Loan during the nine months ended December 30, 2018. The following table includes the total interest expense recognized during the three and nine months ended December 30, 2018 and December 31, 2017, respectively:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Contractual interest expense	$2,390	$2,015	$7,049	$6,398
Amortization of debt issuance costs and debt discount	205	205	615	614
Total	$2,595	$2,220	$7,664	$7,012
The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, make investments, make acquisitions, enter into transactions with affiliates, pay dividends or make distributions and repurchase stock. The Credit Agreement includes customary events of default, including among others, nonpayment of principal or interest, material inaccuracy of representations and failure to comply with covenants. Under certain circumstances, a default interest rate will apply on all overdue obligations under the Credit Agreement at a per annum rate equal to 2.00% above the applicable interest rate for any overdue principal and 2.00% above the rate applicable for base rate loans for any other overdue amounts. The occurrence of an event of default could result in the acceleration of obligations. The Company is in compliance with the covenants as of December 30, 2018.

See Note 5 to the Company's consolidated financial statements for fair value determination.

Note 17. Income Taxes
During the three and nine months ended December 30, 2018, the Company recorded an income tax benefit of $4.3 million and $0.1 million, respectively. The Company recorded an income tax expense of $101.0 million and $100.0 million during the three and nine months ended December 31, 2017, respectively.
The income tax benefit recorded in the three and nine months ended December 30, 2018 was primarily due to the tax benefit from excess tax benefits on stock-based compensation and the impacts of the current year U.S. taxation of certain income of the Company’s foreign subsidiaries and an increase in higher-taxed earnings in foreign jurisdictions, partially offset by tax benefits from U.S. research and development and future foreign tax credit arising from withholding taxes on unrepatriated foreign earnings. The income tax expense recorded in the nine months ended December 31, 2017 was primarily due to the reduction of the deferred tax liability related to amortization of acquired intangible assets as well as the tax benefit from excess tax benefits on stock-based compensation.
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
Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either (1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”) or (2) factoring such amounts into a company’s measurement of its deferred taxes (the “deferred method”). The Company’s selection of an accounting policy with respect to the new GILTI tax rules will depend, in part, on analyzing the Company’s global income to determine what the impact is expected to be. The Company has elected to treat any future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”).
As of December 30, 2018, the Company completed its accounting for the tax effects of the enactment of the TCJA and had no material adjustments made to the provisional amounts recorded in the prior fiscal year, and the SAB 118 measurement period subsequently ended on December 22, 2018. Although the Company no longer considers these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.
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
As of December 30, 2018, the Company continues to maintain a valuation allowance against the Company's net deferred tax assets in certain foreign and state jurisdictions, as the Company is not able to conclude that it is more likely than not that these deferred tax assets will be realized. The Company reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. The Company will continue to monitor the need for the valuation allowance on a quarterly basis.
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
As of December 30, 2018, the Company is under examination in Malaysia for fiscal years 2012 through 2017, in Canada for fiscal year 2018, in France for calendar years 2013 through 2014, and in India for fiscal years 2017 through 2018. Although the final outcome of each examination is uncertain, based on currently available information, the Company believes that the ultimate outcome will not have a material adverse effect on its financial position, cash flows or results of operations.
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
Note 18. Segment Information
The Chief Operating Decision Maker is the Company’s President and Chief Executive Officer.
During the first quarter of fiscal 2019, the Company reorganized its operating segment structure resulting in a change to the composition of its reportable segments. Prior to the reorganization, some product groups of the acquired GigPeak business were aggregated into the Communications segment while the rest were included in the Computing, Consumer and Industrial segment. As a result of the reorganization, the entire GigPeak business was aggregated to the Computing, Consumer and Industrial segment. The segment financial results for the three and nine months ended December 31, 2017 have been adjusted to conform to the new reportable segment structure effective April 2, 2018.
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

The tables below provide information about these segments:

Revenues by segment	Three Months Ended		Nine Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
(in thousands)		(1)		(1)
Communications	$73,589	$63,333	$214,059	$181,839
Computing, Consumer and Industrial	166,998	153,742	490,528	436,347
Total revenues	$240,587	$217,075	$704,587	$618,186

Income by segment	Three Months Ended		Nine Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
(in thousands)		(1)		(1)
Communications	$34,145	$26,077	$100,640	$70,997
Computing, Consumer and Industrial	43,283	36,719	116,642	94,548
Unallocated expenses:
Amortization of intangible assets	(9,423)	(9,287)	(28,122)	(29,091)
Inventory fair market value adjustment	—	(1,178)	(790)	(7,270)
Assets impairment and other	—	—	—	(917)
Stock-based compensation	(37,470)	(13,578)	(68,170)	(38,348)
Severance, retention and facility closure costs	—	(378)	(1,714)	(5,210)
Acquisition-related costs and other	—	—	—	(2,225)
Merger-related expenses	(4,511)	—	(8,395)	—
Other-than-temporary impairment loss on investment	(841)	—	(2,841)	—
Realized loss on available-for-sale securities	(652)	—	(652)	—
Impairment of available-for-sale securities	(1,325)	—	(1,325)	—
Interest expense and other, net	(5,885)	(5,583)	(17,374)	(15,311)
Income before income taxes	$17,321	$32,792	$87,899	$67,173
(1) Prior period numbers have been adjusted to conform to the current organizational structure.
The Company does not allocate goodwill and intangible assets impairment charge, IPR&D, severance, acquisition-related costs, merger-related expenses, stock-based compensation, realized loss on and impairment of available-for-sale securities, interest income and other, and interest expense to its segments. In addition, the Company does not allocate assets to its segments. The Company excludes these items consistent with the manner in which it internally evaluates its results of operations.

Revenues from unaffiliated customers by geographic area, based on the customers' shipment locations, were as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Hong Kong	$101,985	$84,036	$272,456	$218,733
Rest of Asia Pacific	63,546	62,112	195,296	189,430
Europe	29,659	27,242	90,631	83,598
Korea	22,547	21,867	75,320	61,304
Americas (2)	22,850	21,818	70,884	65,121
Total revenues	$240,587	$217,075	$704,587	$618,186
(2) The revenues from the customers in the U.S. were $18.4 million and $15.8 million in the three months ended December 30, 2018 and December 31, 2017, respectively. The revenues from the customers in the U.S. were $58.7 million and $52.8 million in the nine months ended December 30, 2018 and December 31, 2017, respectively.
The Company utilizes global and regional distributors around the world, that buy products directly from the Company on behalf of their customers. Three distributors, Uniquest and its affiliates, Avnet and its affiliates, and Macnica and its affiliates, accounted for 15%, 14% and 10%, respectively, of the Company's revenues in the three months ended December 30, 2018. Two distributors, Uniquest and its affiliates and Avnet and its affiliates, each accounted for 14% of the Company's revenues in the nine months ended December 30, 2018. Four distributors, Avnet and its affiliates, Uniquest and its affiliates, WT Microelectronics, and Macnica accounted for 15%, 12%, 11%, and 10% of the Company's revenues in the three months ended December 31, 2017, respectively. Three distributors, Avnet and its affiliates, Uniquest and its affiliates and Macnica accounted for 15%, 10% and 10% of the Company's revenues in the nine months ended December 31, 2017, respectively.
No original equipment manufacturer ("OEM") customer accounted for 10% of the Company's revenues in the three and nine months ended December 30, 2018 and December 31, 2017.
As of December 30, 2018, two distributors represented approximately 14% and 11%, respectively, of the Company’s gross accounts receivable. As of April 1, 2018, one distributor represented approximately 15% of the Company’s gross accounts receivable.
The Company’s significant operations outside of the United States include test facilities in each of Malaysia and Germany, design centers in the U.S., Canada and China, and sales subsidiaries in APAC and Europe. The Company's net property, plant and equipment are summarized below by geographic area:

(in thousands)	December 30, 2018	April 1, 2018
United States	$40,682	$41,230
Malaysia	33,742	28,264
Germany	9,129	10,210
All other countries	7,324	7,141
Total property, plant and equipment, net	$90,877	$86,845
Note 19. Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Interest income	$1,605	$1,029	$3,950	$2,622
Impairment of available-for-sale securities (Refer to Note 6)	(1,325)	—	(1,325)	—
Other income (expense), net	(3,148)	541	(1,385)	3,878
Interest income and other, net	$(2,868)	$1,570	$1,240	$6,500
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
This discussion and analysis should be read in conjunction with our Consolidated Financial Statements and accompanying Notes included in this report and the Audited Consolidated Financial Statements and Notes thereto included in our Annual Report on Form 10-K for the year ended April 1, 2018 filed with the SEC on May 18, 2018. Operating results for the three and nine months ended December 30, 2018 are not necessarily indicative of operating results for an entire fiscal year.
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
For a discussion of our critical accounting policies, see Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018 and our Condensed Consolidated Financial Statements and accompanying Notes included in this report. We believe that these accounting policies are "critical," as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and they require difficult management judgments, estimates and assumptions about matters that are inherently uncertain. Except for the adoption of ASC Topic 606 and other newly adopted accounting policies discussed in Note 1 to the Condensed Consolidated Financial Statements included in this report, we believe that there have been no other significant changes during the three and nine months ended December 30, 2018 to the items that we disclosed as our critical accounting policies in our Annual Report on Form 10-K for the fiscal year ended April 1, 2018.
Business Overview
We develop system-level solutions that optimize our customers’ applications in key markets. IDT’s market-leading products in radio frequency ("RF"), timing, real-time interconnect, wireless power transfer, serial switching, memory interfaces, automotive application-specific integrated circuits ("ASICs"), optical interconnect, video distribution and contribution, sensor signal conditioner integrated circuits ("ICs") and environmental sensors are among our broad array of complete mixed-signal solutions for the communications, computing, consumer, automotive and industrial segments. These products are used for development in areas such as 4G/5G infrastructure, network communications, cloud datacenters, autonomous driving, connected homes, smart appliances and power management for computing and mobile devices.
Our top talent and technology, paired with an innovative product-development philosophy, allows us to solve complex customer problems when designing communications, computing, consumer, automotive and industrial applications.
On a worldwide basis, we primarily market our products to original equipment manufacturers ("OEMs") through a variety of channels, including direct sales, distributors, electronic manufacturing suppliers ("EMSs") and independent sales representatives.
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
The Merger Agreement provides that Chapter Two Company (“Merger Sub”), which was formed following the date of the Merger Agreement as a Delaware corporation and a wholly owned direct subsidiary of Renesas will be merged with and into IDT (the “Merger”), with IDT continuing as the surviving corporation and a direct wholly owned subsidiary of Renesas.
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
On January 15, 2019, the Company’s stockholders approved the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby, including the Merger. Both the Company and Renesas have received regulatory antitrust approval for the proposed transaction in those foreign jurisdictions where a filing was required, which included China, Germany, Hungary, and Korea. In addition, the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, for the proposed transaction expired at 11:59 p.m., Eastern time, on October 22, 2018. The Merger remains subject to review by the Committee on Foreign Investment in the United States (“CFIUS”). The initial 45-day review period, which was to conclude on January 2, 2019, was tolled pursuant to section 1709 of the Foreign Investment Risk Review Modernization Act of 2018 as a result of the U.S. government partial shutdown that commenced in December 2018. Following the resumption of operations by the relevant U.S. government agencies on January 25, 2019, CFIUS informed the parties that the initial review period would conclude on February 5, 2019.  Recently, CFIUS informed the parties that its national security review has been extended and this  additional phase of the CFIUS review will conclude no later than March 22, 2019. The review relating to International Traffic in Arms Regulation (“ITAR”) for the proposed transaction has concluded. The Merger Agreement contains certain termination rights for the Company and Renesas, including if a governmental body prohibits the Merger or if the Merger is not consummated before June 10, 2019, subject to the two three-month extensions in order to obtain required regulatory approvals. Upon termination of the Merger Agreement under certain specified circumstances, either the Company or Renesas will be required to pay the other party a termination fee of $166.4 million.
We recorded transaction-related costs of $4.5 million and $8.4 million, principally for outside financial advisory, legal and related fees and expenses associated with the pending acquisition during the three and nine months ended December 30, 2018, respectively. These costs are recorded in selling, general and administrative expense included in the Condensed Consolidated Statement of Operations for the three and nine months ended December 30, 2018. Additional transaction-related costs are expected to be incurred through the closing of the Merger.
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
Overview
The following table and discussion provide an overview of our operating results for the three and nine months ended December 30, 2018 and December 31, 2017:

	Three Months Ended		Nine Months Ended
(in thousands, except for percentage)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Revenues	$240,587	$217,075	$704,587	$618,186
Gross profit	$149,276	$128,385	$429,467	$355,185
As a % of revenues	62%	59%	61%	57%
Operating income	$28,207	$37,860	$110,907	$81,042
As a % of revenues	12%	17%	16%	13%
Net income (loss)	$21,606	$(68,241)	$87,826	$(32,847)
As a % of revenues	9%	(31)%	12%	(5)%
Our revenues increased by $23.5 million, or 11%, to $240.6 million during the quarter ended December 30, 2018 compared to the quarter ended December 31, 2017. The increase was primarily due to increased demand for memory interface products and wireless power products, higher revenue contribution from radio frequency products, and revenue increases from other communications and certain legacy products. Gross profit percentage and operating income percentage were 62% and 12%, respectively, for the quarter ended December 30, 2018; and 59% and 17%, respectively, for the quarter ended December 31, 2017. Net income was $21.6 million in the third quarter of fiscal 2019, as compared to net loss $68.2 million in the third quarter of fiscal 2018. The increase in net income was primarily driven by higher revenue and gross margin as compared to the same period in prior fiscal year. Also, net loss in the three and nine months ended December 31, 2017 included a one-time tax charge of $101.9 million from the impact of the Tax Cuts and Job Act. Refer to Note 17 for details.

Results of Operations
Revenues

Revenues by segment:	Three Months Ended		Nine Months Ended
	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
(in thousands)		(1)		(1)
Communications	$73,589	$63,333	$214,059	$181,839
Computing, Consumer and Industrial	166,998	153,742	490,528	436,347
Total revenues	$240,587	$217,075	$704,587	$618,186

Product groups representing greater than 10% of net revenues:
	Three Months Ended		Nine Months Ended
As a percentage of net revenues	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Communications:		(1)		(1)
Communications timing products	11%	10%	11%	11%
All others less than 10% individually (2)	20%	19%	19%	18%
Total Communications	31%	29%	30%	29%
Computing, Consumer and Industrial:
Memory interface products	31%	32%	29%	29%
Automotive, industrial and sensing products	13%	14%	14%	14%
Wireless power products	11%	9%	11%	10%
All others less than 10% individually (2)	14%	16%	16%	18%
Total Computing, Consumer and Industrial	69%	71%	70%	71%
Total	100%	100%	100%	100%
(1) Prior period numbers have been adjusted to conform to our current organizational structure. See Note 18 for details.
(2) Includes product group with less than 10% of net revenue individually in a given year.
Communications Segment
Revenues in our Communications segment increased by $10.3 million, or 16.2%, to $73.6 million during the quarter ended December 30, 2018 as compared to the quarter ended December 31, 2017. The increase was primarily due to a $4.6 million revenue increase in our radio frequency products, a $3.7 million revenue increase in our communication timing products and a $2.0 million revenue increase in our legacy products.
Revenues in our Communications segment increased by $32.2 million, or 17.7%, to $214.1 million in the nine months ended December 30, 2018 as compared to the nine months ended December 31, 2017. The increase was primarily due to a $13.5 million revenue increase in our radio frequency products, an $8.8 million revenue increase in our communication timing products and a $9.9 million revenue increase in our legacy products.
Computing, Consumer and Industrial Segment
Revenues in our Computing, Consumer and Industrial segment increased by $13.3 million, or 8.6% to $167.0 million during the quarter ended December 30, 2018 as compared to the quarter ended December 31, 2017. The increase was primarily due to a $9.0 million revenue increase in our wireless power products and a $4.8 million revenue increase in our memory interface products. The increase was partially offset by a slight revenue decrease from other computing, consumer and industrial products.
Revenues in our Computing, Consumer and Industrial segment increased $54.2 million, or 12.4%, to $490.5 million in the nine months ended December 30, 2018 as compared to the nine months ended December 31, 2017. The increase was primarily due to a $32.9 million revenue increase in our memory interface products, a $17.3 million revenue increase in our wireless power products and a $13.7 million revenue increase in our automotive/industrial/sensing products. The increase was partially offset by a $9.7 million revenue decrease from other computing, consumer and industrial products.

Revenues by Region
Revenues, based on shipped to locations, in Hong Kong, rest of APAC, Europe, Korea and Americas accounted for 42%, 26%, 14%, 9% and 9%, respectively, of consolidated revenues in the quarter ended December 30, 2018, compared to 39%, 29%, 12%, 10% and 10%, respectively, of our consolidated revenues in the quarter ended December 31, 2017.
Revenues, based on shipped to locations, in Hong Kong, rest of APAC, Europe, Korea and Americas accounted for 39%, 28%, 12%, 11% and 10%, respectively, of consolidated revenues in the nine months ended December 30, 2018, compared to 35%, 31%, 13%, 10% and 11%, respectively, of our consolidated revenues in the nine months ended December 31, 2017. The APAC region continues to be our strongest region, as many of our largest customers utilize manufacturers in that region.
Gross Profit

	Three Months Ended		Nine Months Ended
(in thousands, except for percentages)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Gross Profit	$149,276	$128,385	$429,467	$355,185
Gross Profit Percentage	62.0%	59.1%	61.0%	57.5%
Gross profit increased by $20.9 million in the three months ended December 30, 2018 compared to the three months ended December 31, 2017, as a result of increased revenues. Gross profit as a percentage of revenues increased by 2.9% in the three months ended December 30, 2018 compared to the three months ended December 31, 2017. Gross profit increased by $74.3 million in the nine months ended December 30, 2018 compared to the nine months ended December 31, 2017, as a result of increased revenues. Gross profit as a percentage of revenues increased by 3.5% in the nine months ended December 30, 2018 compared to the nine months ended December 31, 2017. Gross profit percentage increased for the three and nine months ended December 30, 2018 compared to the same periods in prior year primarily due to an improved shipment mix of higher margin products.
Operating Expenses
The following table presents our operating expenses for the three and nine months ended December 30, 2018 and December 31, 2017:

	Three Months Ended				Nine Months Ended
	December 30, 2018		December 31, 2017		December 30, 2018		December 31, 2017
(in thousands, except for percentages)	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue	Dollar Amount	% of Net Revenue
Research and development	$62,496	26%	$49,836	23%	$170,239	24%	$147,027	24%
Selling, general and administrative	$58,573	24%	$40,689	19%	$148,321	21%	$127,116	21%
Research and Development (R&D)
R&D expense increased by $12.7 million, or 25.4%, to $62.5 million in the quarter ended December 30, 2018 compared to the quarter ended December 31, 2017. The increase was primarily driven by higher stock-based compensation due to acceleration of certain equity awards and higher personnel-related costs which resulted from a mix of increased variable compensation and annual salary increases.
R&D expense increased by $23.2 million, or 15.8%, to $170.2 million during the nine months ended December 30, 2018 compared to the nine months ended December 31, 2017. The increase was primarily driven by a $25.2 million increase from variable and stock-based compensation due mainly to acceleration of certain equity awards and higher personnel-related costs. This increase was partially offset by a $2.0 million decrease in acquisition-related expenses associated with the GigPeak acquisition in fiscal 2018.
Selling, General and Administrative (SG&A)
SG&A expense increased by $17.9 million, or 44.0%, to $58.6 million in the quarter ended December 30, 2018 as compared to the quarter ended December 31, 2017. The increase was primarily driven by a $13.3 million increase in variable and stock-based compensation due mainly to acceleration of certain equity awards and higher personnel-related costs resulting from a mix of increased variable compensation and annual salary increases. Also, the increase included transaction-related costs of $4.5 million associated with the pending merger with Renesas.
SG&A expense increased by $21.2 million, or 16.7%, to $148.3 million in the nine months ended December 30, 2018 as compared to the nine months ended December 31, 2017. The increase was primarily driven by a $19.4 million increase in variable and stock-based compensation due mainly to acceleration of certain equity awards and higher personnel-related costs resulting from a mix of increased variable compensation and annual salary increases. Also, the increase included transaction-related costs of $8.4 million associated with the pending merger with Renesas. The total increase was partially offset by a $6.6 million decrease in acquisition and restructuring related expenses in connection with the GigPeak acquisition and integration in fiscal 2018.
Interest Expense
The components of interest expense for the three and nine months ended December 30, 2018 and December 31, 2017 are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Contractual interest expense	$3,216	$2,842	$9,529	$8,878
Amortization of debt discount	3,437	3,254	10,173	9,631
Amortization of debt issuance costs	476	475	1,426	1,425
Other	48	67	279	435
Total interest expense	$7,177	6,638	$21,407	20,369
Interest expense for the three and nine months ended December 30, 2018 and December 31, 2017 was primarily related to the Convertible Notes and the term loans.
Interest Income and Other, Net
The components of interest income and other, net are summarized as follows:

	Three Months Ended		Nine Months Ended
(in thousands)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Interest income	$1,605	$1,029	$3,950	$2,622
Impairment of available-for-sale securities	(1,325)	—	(1,325)	—
Other income (expense), net	(3,148)	541	(1,385)	3,878
Interest income and other, net	$(2,868)	$1,570	$1,240	$6,500
Interest income is derived from earnings on our cash and short-term investments. During the three months ended December 30, 2018, we recognized an impairment of $1.3 million on available-for-sale investments based on our evaluation of available evidence and our intent to sell these investments during the fourth quarter of fiscal 2019 to fully settle the outstanding balance of our Term B-1 Loan. Other income (expense), net primarily consists of gains or losses in the value of deferred compensation plan assets, foreign currency gains or losses and other non-operating gains or losses. The increase in interest income in the three and nine months ended December 30, 2018 as compared to the same periods in prior year was primarily attributable to higher average interest rates and higher average invested balances for the period. The decrease in other income in the three and nine months ended December 30, 2018 as compared to the same periods in prior year was primarily driven by the unfavorable impact of foreign currency fluctuations, decrease in fair value of the underlying investments of the deferred compensation plan and realized loss on available-for-sale securities.
Income Tax Expense (Benefit)
During the three and nine months ended December 30, 2018, we recorded an income tax benefit of $4.3 million and $0.1 million, respectively. We recorded an income tax expense of $101.0 million and $100.0 million during the three and nine months ended December 31, 2017 respectively. The income tax expense recorded in the three and nine months ended December 30, 2018 was primarily due to the tax benefit from excess tax benefits on stock-based compensation and the impacts of the current year U.S. taxation of certain income of our foreign subsidiaries and an increase in higher-taxed earnings in foreign jurisdictions, partially offset by tax benefits from U.S. research and development and future foreign tax credit arising from withholding taxes on unrepatriated foreign earnings. The income tax expense recorded in the nine months ended December 31, 2017, was primarily due to the reduction to the deferred tax liability related to amortization of acquired intangible assets as well as the tax benefit from excess tax benefits on stock-based compensation.
As of December 30, 2018, we continue to maintain a valuation allowance against our net deferred tax assets in certain foreign and state jurisdictions, as we are not able to conclude that is more likely than not that these deferred tax assets will be realized. We reached this decision based on judgment, which included consideration of historical operating results and projections of future profits. We will continue to monitor the need for the valuation allowance on a quarterly basis.
In fiscal year 2018, in connection with the TCJA and review of our projected offshore cash flows, and global cash requirements, we determined that historical foreign earnings would no longer be permanently reinvested. We plans to continue to repatriate its offshore earnings to the U.S. for domestic operations, and has accrued for the related tax impacts accordingly.

The SEC staff issued Staff Accounting Bulletin 118 which allows companies to record provisional amounts during a measurement period that is similar to the measurement period used when accounting for business combinations. As of April 1, 2018, we have made reasonable estimates of the effects on our existing deferred tax balances and the one-time repatriation tax recording provisional charges as a component of income tax expense from continuing operations. As of December 30, 2018, we completed our accounting for the tax effects of the enactment of the TCJA and had no material adjustments made to the provisional amounts recorded in the prior fiscal year, and the SAB 118 measurement period subsequently ended on December 22, 2018. Although we no longer consider these amounts to be provisional, the determination of the Tax Act’s income tax effects may change following future legislation or further interpretation of the Tax Act based on the publication of recently proposed U.S. Treasury regulations and guidance from the Internal Revenue Service and state tax authorities.
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
As of December 30, 2018, we are under examination in Malaysia for fiscal years 2012 through 2017, in Canada for fiscal year 2018, in France for calendar years 2013 through 2014, and in India for fiscal years 2017 through 2018. Although the final outcome of each examination is uncertain, based on currently available information, we believe that the ultimate outcome will not have a material adverse effect on our financial position, cash flows or results of operations.
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
Liquidity and Capital Resources
Our cash and cash equivalents and short-term investments were $444.4 million as of December 30, 2018, an increase of $85.5 million compared to April 1, 2018. We had an outstanding debt in the form of Convertible Notes amounting to $373.8 million as of December 30, 2018 and April 1, 2018, and term loans with outstanding principal balance of $197.0 million and $198.0 million as of December 30, 2018 and April 1, 2018, respectively.
The Convertible Notes are governed by the terms of an indenture, dated November 4, 2015, between the Company and a trustee. The Convertible Notes are the senior unsecured obligations of the Company and bear interest at a rate of 0.875% per annum, payable semi-annually in arrears on May 15 and November 15 of each year, commencing May 15, 2016. The Convertible Notes will mature on November 15, 2022, unless earlier repurchased or converted. At any time prior to the close of business on the business day immediately preceding August 15, 2022, holders may convert their Convertible Notes at their option only under the certain circumstances as defined in the indenture. On or after August 15, 2022 until the close of business on the second scheduled trading day immediately preceding the maturity date, holders may convert their notes at any time, regardless of such circumstances. The conversion rate for the Convertible Notes will initially be 29.8920 shares of common stock per $1,000 principal amount of Convertible Notes, which corresponds to an initial conversion price of approximately $33.45 per share of common stock. The conversion rate is subject to adjustment from time to time upon the occurrence of certain events, including, but not limited to, the issuance of certain stock dividends on common stock, the issuance of certain rights or warrants, subdivisions, combinations, distributions of capital stock, indebtedness, or assets, the payment of cash dividends and certain issuer tender or exchange offers. The price of our common stock was greater than or equal to 130% of the conversion price for at least 20 trading days during the 30 consecutive trading days ending on the last trading day of our fiscal quarter ended December 30, 2018. Therefore, as of December 30, 2018, the conversion threshold had been met and the Convertible Notes became convertible at the holders’ option beginning on December 31, 2018 and ending on March 31, 2019. As such, the $310.5 million carrying value of the Convertible Notes as of December 30, 2018 was classified as a current liability and the $63.2 million difference between the principal amount and the carrying value of the Convertible Notes was reclassified from shareholders' equity to convertible debt conversion obligation in the mezzanine equity section of our Condensed Consolidated Balance Sheet as of December 30, 2018. The determination of whether or not the Convertible Notes are convertible must continue to be performed on a quarterly basis. Consequently, the Convertible Notes may be reclassified as long-term debt and the convertible debt conversion obligation may be reclassified within shareholders' equity if the conversion threshold is not met in future quarters.
On May 29, 2018 (the "Closing Date"), we entered into Amendment No. 1 (the “Amendment”) to our Credit Agreement, for the purpose of, among other things, reducing the interest margin applicable to loans under the Credit Agreement by 0.50%, all of which was treated as a debt modification. On the Closing Date, the aggregate principal amount of the term loans outstanding under the Credit Agreement was approximately $198.0 million. Under the Amendment, the lenders agreed to provide to IDT new term loans (the “Term B-1 Loan”) in the same aggregate principal amount as the outstanding Initial Term B Loan. Such Term B-1 Loan was used to refinance the outstanding Initial Term B Loan in full. The maturity date of the Term B-1 Loan is April 4, 2024; provided that if any of our Convertible Notes are outstanding on August 16, 2022, the maturity date of which had not otherwise been extended to a date that is no earlier than 91 days after April 4, 2024, the Term B-1 Loan maturity date shall instead be August 16, 2022, unless we and its guarantors shall have cash, permitted investments and/or unwithdrawn revolving credit commitments in an aggregate amount not less than the aggregate principal amount of then outstanding Convertible Notes.
We will repay the principal amount of the Term B-1 Loan on the last day of each March 31, June 30, September 30 and December 31, in an amount equal to 0.25% of the original principal amount of the Initial Term B Loan; and on the maturity date, as described above, in an amount equal to the remainder of the outstanding principal amount of the Term B-1 Loan. We may prepay the Term B-1 Loan, in whole or in part, at any time without premium or penalty, subject to certain conditions, and amounts repaid or prepaid may not be reborrowed. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5% (3.0% prior to the Amendment). For the three-month periods ended December 30, 2018 and December 31, 2017, the interest rate on the Term B-1 Loan and the Initial Term B Loan was approximately 4.80% and 4.15%, respectively. As of December 30, 2018, we have reclassified the Term B-1 Loan with net carrying amount of $192.7 million to short-term liability based on our intent and ability to fully settle the Term B-1 Loan within the next twelve months and prior to the close of the Merger.
Cash Flows from Operating Activities
Net cash provided by operating activities totaled $239.6 million in the nine months ended December 30, 2018 compared to $163.1 million in the nine months ended December 31, 2017. Cash provided by operating activities in the nine months ended December 30, 2018 consisted of our net income of $87.8 million, adjusted to add back non-cash items such as stock-based compensation, depreciation, amortization, impairment charges, amortization of debt issue cost and debt discount and deferred income tax which totaled $139.4 million; and add net cash provided from working capital of $12.4 million.
Cash Flows from Investing Activities
Net cash provided by investing activities in the nine months ended December 30, 2018 was $33.6 million compared to net cash used of $362.1 million in the nine months ended December 31, 2017. Net cash provided by investing activities in the nine months ended December 30, 2018 was primarily due to $128.0 million of proceeds from short-term investments. Those were partly offset by $63.1 million net purchases of short-term investments, $30.3 million of expenditures to purchase capital equipment and intangible assets, and a $1.0 million purchase of a non-marketable security.
Cash Flows from Financing Activities
Net cash used by financing activities in the nine months ended December 30, 2018 was $120.4 million compared to net cash provided of $114.8 million in the nine months ended December 31, 2017. Cash used in financing activities in the nine months ended December 30, 2018 was primarily due to $125.2 million of proceeds used in the repurchase of our common stock, $2.8 million of payment of contingent consideration and $1.8 million of payment of capital lease and bank loan. Those were partly offset by $9.4 million of proceeds from exercise of employee stock options and the issuance of stock under our employee stock purchase plan.
We anticipate capital expenditures of approximately $30.0 million to $40.0 million during the next 12 months to be financed through cash generated from operations and existing cash and investments.
In addition, as much of our revenues are generated outside the U.S., a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of December 30, 2018, we had cash, cash equivalents and investments of approximately $194.3 million invested overseas in accounts belonging to various IDT foreign operating entities. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
We believe that existing cash and investment balances, together with cash flows from operations, will be sufficient to meet our working capital and capital expenditure needs through at least the next 12 months. We may choose to investigate other financing alternatives to supplement U.S. liquidity; however, we cannot be certain that additional financing will be available on satisfactory terms.
Off-Balance Sheet Arrangements
As of December 30, 2018, we did not have any significant off-balance sheet arrangement, as defined under SEC Regulation S-K Item 303(a)(4)(ii), other than the items discussed and in "Note 13 - Commitments and Contingencies - Commitments" in Part I, Item 1 of this quarterly report on Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our interest rate risk relates primarily to our short-term investments of $157.1 million and $222.0 million as of December 30, 2018 and April 1, 2018, respectively.  By policy, we limit our exposure to long-term investments and mitigate the credit risk through diversification and adherence to a policy requiring the purchase of highly rated securities. As of December 30, 2018 and April 1,

2018, our cash, cash equivalents and investment portfolio was concentrated in securities with same day liquidity and a substantial majority of securities in our investment portfolio had maturities of less than two years. A hypothetical 10% change in interest rates would not have a material effect on the value of our investment portfolio as of December 30, 2018. We do not currently use derivative financial instruments in our investment portfolio.
As of December 30, 2018, we had an outstanding principal balance in our Term B-1 Loan of $197.0 million. The interest rate of the Term B-1 Loan is based on adjusted LIBO rate which is equal to the LIBO rate for such interest period multiplied by statutory reserve rate, plus an applicable margin of 2.5%. As the applicable interest rate is based on a floating rate index, we are exposed to interest rate risk. A one hundred basis point change in the contractual interest rate would increase the interest expense for the next 12 months on our outstanding Term B-1 Loan by $2.0 million.
At December 30, 2018 and April 1, 2018, we had an outstanding debt of $373.8 million in the form of convertible note. The fair value of our Convertible Notes is subject to interest rate risk, market risk and other factors due to the convertible feature. The fair value of the Convertible Notes will generally increase as interest rates fall and decrease as interest rates rise. In addition, the fair value of the Convertible Notes will generally increase as our common stock price increases and will generally decrease as our common stock price declines in value. The interest and market value changes affect the fair value of our Convertible Notes but do not impact our financial position, cash flows or results of operations due to the fixed nature of the debt obligation.
We are exposed to foreign currency exchange rate risk as a result of international sales, assets and liabilities of foreign subsidiaries, local operating expenses of our foreign entities and capital purchases denominated in foreign currencies. We may use derivative financial instruments to help manage our foreign currency exchange exposures. We do not enter into derivatives for speculative or trading purposes. We have foreign exchange facilities used for hedging arrangements with banks that allow us to enter into foreign exchange contracts totaling approximately $32.0 million, all of which was available at December 30, 2018. As of December 30, 2018 and April 1, 2018, we had no material outstanding foreign exchange contracts.
A substantial majority of our sales is denominated in U.S. dollars. We therefore do not have material foreign currency risk associated with sale of products. We performed a sensitivity analysis for the three months ended December 30, 2018 and December 31, 2017 and determined that, without hedging the exposure, a 10% change in foreign currency exchange rates would result in an approximate 0.7% impact on our revenues (as a percentage of revenue), respectively. For the three months ended December 30, 2018 and December 31, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.7% and 1.0% impact on gross profit margin percentage, respectively, as we operate manufacturing testing facilities in Malaysia and Germany. For the three months ended December 30, 2018 and December 31, 2017, a 10% change in foreign currency exchange rates would result in an approximate 0.6% impact to operating expenses (as a percentage of revenue) in each of those periods, as we operate sales offices in Japan, Taiwan and South Korea and throughout Europe and design centers in China and Canada.
Additionally, a relatively small amount of our monetary assets and liabilities are denominated in foreign currencies. Fluctuations in these currencies relative to the United States dollar will result in transaction gains or losses included in net earnings. To date, foreign currency transaction gains or losses due to fluctuations in foreign currency exchange rates were not material.
We did not have any material currency exposure related to any outstanding capital purchases as of December 30, 2018 and April 1, 2018.
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
As of December 30, 2018, the end of the quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure control and procedures were effective at a reasonable assurance level. There have been no changes in our internal control over financial reporting during the most recent fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
Litigation
On September 10, 2018, the Company and Renesas announced that they had entered into an Agreement and Plan of Merger, dated as of September 10, 2018. On November 20, 2018, a purported class action was filed in Santa Clara County Superior Court (Phalen v. Integrated Device Technology, Inc., et al., Case No. 18CV338946). On November 26, 2018, a purported class action was filed in the United States District Court of Delaware (Rosenblatt v. Integrated Device Technology, Inc., et al., Case No. 18-cv-01860-LPS). On November 28, 2018, a second purported class action was filed in the United States District Court of Delaware (Wang v. Integrated Device Technology, Inc., et al., Case No. 18-cv-01885-LPS). On November 30, 2018, a purported class action was filed in the United States District Court for the Northern District of California (Neeld v. Integrated Device Technology, Inc., et al., Case No. 3:18-cv-07217-SI). The Company was named as a defendant in all four class action complaints. The Phalen complaint asserted claims for breach of fiduciary duties, and sought to enjoin the proposed transaction between the Company and Renesas as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs. The Rosenblatt, Wang, and Neeld complaints asserted claims under Sections 14 and 20 of the Securities Exchange Act of 1934, alleging that the Preliminary Proxy Statement on Schedule 14A filed by the Company with the SEC contained material omissions and misstatements, and sought to enjoin the proposed transaction between the Company and Renesas as well as certain other equitable relief, unspecified damages and attorneys’ fees and costs.   On or around January 23, 2019, Phalen voluntarily dismissed his complaint with prejudice. On or around January 31, 2019, Rosenblatt and Wang voluntarily dismissed their complaints with prejudice.  On or around February 1, 2019, Neeld voluntarily dismissed his complaint with prejudice.
In January 2012, Maxim I Properties, a general partnership that had purchased a certain parcel of real property (the Property) in 2003, filed a complaint in the Northern District of California naming approximately 30 defendants, including the Company ("Defendants"), alleging various environmental violations of the federal Comprehensive Environmental Response, Compensation, and Liability Act ("CERCLA") and Resource Conservation and Recovery Act (RCRA), the California Hazardous Substance Account Act ("HSAA"), and other common law claims (the Complaint). The Complaint alleged that Defendants including the Company “…generated, transported, and/or arranged for the transport and/or disposal of hazardous waste to the Property.” On August 15, 2012, Maxim I Properties voluntarily dismissed its Complaint without prejudice. However, another defendant, Moyer Products, Inc., counter-claimed against the plaintiff, Maxim, and cross-claimed against the remaining co-Defendants, including the Company. Thus, the Company remains a cross-defendant in this action. In a related, but independent action, the California Department of Toxic Substances Control ("DTSC") notified the Company in September 2012 that the Company, and more than 50 other entities, were being named as respondents to DTSC's Enforcement Order, as “a generator of hazardous waste.” In April 2013, the Company, along with the other “respondent” parties, entered into a Corrective Action Consent Agreement ("CACA) with the DTSC, agreeing to conduct the Property investigation and corrective action selection. The CACA supersedes the DTSC's Enforcement Order. The District Court for the Northern District of California stayed the Maxim/Moyer litigation pending the Property investigation under the CACA and DTSC's corrective action selection. Property investigation activity took place between April 2013 and June 2015. On June 23, 2015, the DTSC deemed the Property investigation complete. The DTSC continues to evaluate corrective action alternatives. The Company will continue to vigorously defend itself against the allegations in the Complaint and evaluate settlement options with Moyer upon notification from DTSC of its corrective action selection. No specific corrective action has been selected yet, and thus no specific monetary demands have been made.
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
Each of our and Renesas’s obligations to consummate the Merger is subject to a number of conditions specified in the Merger Agreement, including the following: (a) adoption of the Merger Agreement by at least a majority of all outstanding Company shares, (b) the absence of certain laws, orders, judgments and injunctions that restrain, enjoin or otherwise prohibit the consummation of the Merger, (c) expiration or termination of the applicable Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), waiting period and receipt of specified governmental and regulatory consents and approvals, (d) subject to certain exceptions, the accuracy of representations and warranties with respect to the businesses of IDT and Renesas and compliance in all material respects by IDT, Renesas and Merger Sub with their respective covenants contained in the Merger Agreement, and (e) the absence of a material adverse effect on IDT’s business. The waiting period under the HSR Act expired at 11:59 p.m., Eastern time, on October 22, 2018. On January 15, 2019, the Company’s stockholders approved the proposal to adopt the Merger Agreement and approve the transactions contemplated thereby, including the Merger. We have also received regulatory antitrust approval for the proposed transaction in those foreign jurisdictions where a filing was required, which included China, Germany, Hungary, and Korea. However, there can be no assurance that these other conditions to the completion of the transaction will be satisfied in a timely manner or at all.
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
We borrowed $198.0 million in a term loan facility ("Term B-1 Loan") with a maturity date of April 4, 2024. In November 2015, we issued $373.8 million of 0.875% Convertible Senior Notes due 2022 ("Convertible Notes"). Our substantial indebtedness may:

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
Our future financial performance and success are largely dependent on our ability to execute our business strategy successfully. Our present business strategy to be a leading provider of essential mixed signal semiconductor solutions will be affected, without limitation, by: (1) our ability to continue to aggressively manage, maintain and refine our product portfolio including focus on the development and growth of new applications; (2) our ability to continue to maintain existing customers, aggressively pursue and win new customers; (3) our ability to successfully develop, manufacture and market new products in a timely manner; (4) our ability to develop new products in a more efficient manner; (5) our ability to sufficiently differentiate and enhance our products; (6) our ability to successfully deploy research and development ("R&D") investment in the areas of displays, silicon timing, power management, signal integrity and radio frequency; and (7) our ability to improve our results of operations.
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
Many of our end-customer original equipment manufacturers ("OEMs") have outsourced their manufacturing to a concentrated group of global electronic manufacturing service providers ("EMSs") and original design manufacturers ("ODMs") who then buy products directly from us or from our distributors on behalf of the OEM. These EMSs and ODMs have achieved greater autonomy in the design win, product qualification and product purchasing decisions, especially for commodity products. Competition for the business from EMSs and ODMs is intense and there is no assurance we can remain competitive and retain our existing market share with these customers. If these companies were to allocate a higher share of commodity or second-source business to our competitors instead of buying our products, our results would be adversely affected. Furthermore, as EMSs and ODMs have represented a growing percentage of our overall business, our concentration of credit and other business risks with these customers has increased. Competition among global EMSs and ODMs is intense as they operate on very low margins. If any one or more of our global EMSs or ODMs customers were to file for bankruptcy or otherwise experience significantly adverse financial conditions, our business would be adversely affected as well.
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
We were granted a tax incentive in Malaysia during fiscal 2009. The tax incentive was contingent upon us continuing to meet specified investment criteria in fixed assets, and to operate as an APAC regional headquarters center. In the fourth quarter of fiscal 2011, we agreed with the Malaysian Industrial Development Authority ("MIDA") to cancel the previously granted tax incentive and enter into a new tax incentive agreement which provides a full tax exemption on statutory income for a period of 10 years commencing April 4, 2011. We are required to meet several conditions as to financial targets, investment, headcount and activities in Malaysia to retain this status. Our inability to renew this tax incentive or other exemptions, when they expire, or to meet certain conditions of the agreement with MIDA may adversely impact our effective tax rate.
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

International operations add increased volatility to our operating results.
A substantial percentage of our total revenues are derived from international sales, based on the customers' shipment locations, as summarized below:

	Three Months Ended		Nine Months Ended
(percentage of total revenues)	December 30, 2018	December 31, 2017	December 30, 2018	December 31, 2017
Hong Kong	42%	39%	39%	35%
Rest of Asia Pacific	26%	29%	28%	31%
Europe	14%	12%	12%	13%
Korea	9%	10%	11%	10%
Americas	9%	10%	10%	11%
Total	100%	100%	100%	100%
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
Contract pricing for raw materials and equipment used in the fabrication and assembly processes, as well as for foundry and subcontract assembly services, may also be affected by currency controls, exchange rate fluctuations and currency devaluations. We sometimes hedge currency risk for currencies that are highly liquid and freely quoted, but may not enter into hedge contracts for currencies with limited trading volume. In addition, as much of our revenues are generated outside the United States, a significant portion of our cash and investment portfolio accumulates in the foreign countries in which we operate. As of December 30, 2018, we had cash, cash equivalents and investments of approximately $194.3 million invested overseas in accounts belonging to our foreign subsidiaries. While these amounts are primarily invested in U.S. dollars, a portion is held in foreign currencies, and all offshore balances are exposed to local political, banking, currency control and other risks. In addition, these amounts may be subject to tax and other transfer restrictions.
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
Over the past several years, we have made several acquisitions. As a result of these acquisitions, we had $420.1 million of goodwill and $163.6 million of intangible assets on our Condensed Consolidated Balance Sheets as of December 30, 2018. In determining fair value, we consider various factors, including our market capitalization, forecasted revenue and costs, risk-adjusted discount rates, future economic and market conditions, determination of appropriate market comparables and expected periods over which our assets will be utilized and other variables. If our assumptions regarding forecasted cash flow, revenue and margin growth rates of certain long-lived asset groups and reporting units are not achieved, an impairment review may be triggered for the remaining balance of goodwill and long-lived assets prior to the next annual review in the fourth quarter of fiscal 2019, which could result in material charges that could impact our operating results and financial position.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On April 24, 2018, our Board of Directors approved an increase to the share repurchase authorization of $400 million. We did not repurchase any shares during the three months ended December 30, 2018 and repurchased 2.6 million shares for $87.5 million in the nine months ended December 30, 2018. As of December 30, 2018 and September 30, 2018, approximately $419.3 million was available for future purchase under the share repurchase program. Due to the pending merger with Renesas, we suspended further repurchases under our repurchase program effective September 11, 2018.
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

3.3	Amended and Restated Bylaws of the Company, as amended and restated. Incorporated by reference to Exhibit 3.3 to Form 10-Q filed on November 6, 2018.
4.1
Indenture (including form of note), dated as of November 4, 2015, between Integrated Device Technology, Inc., and Wilmington Trust, National Association, as trustee. Incorporated by reference to Exhibit 4.1 to Form 8-K filed on November 4, 2015.

10.1
Amendment No.1 dated as of May 29, 2018, by and among JPMorgan Chase Bank, N.A. (and the other lenders party thereto) and Integrated Device Technology, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on June 1, 2018.

10.2
Credit Agreement, dated as of April 4, 2017, by and among JPMorgan Chase Bank, N.A. (and the other lenders party thereto) and Integrated Device Technology, Inc. Incorporated by reference to Exhibit 10.1 to Form 8-K filed on April 4, 2017.

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

INTEGRATED DEVICE TECHNOLOGY, INC. Registrant
	By:	/s/ Gregory L. Waters
February 6, 2019		Gregory L. Waters President and Chief Executive Officer

/s/ Brian C. White
February 6, 2019		Brian C. White Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)